Form 10-K
period 2022-01-02
TELEDYNE TECHNOLOGIES INC
filed 2022-02-25
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant section 13(a) of the Act ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public account firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 2, 2021, the aggregate market value of Common Stock (based upon closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $19.4 billion.
At February 23, 2022, there were 47,194,791 shares of the registrant’s Common Stock outstanding.
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

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”. For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning on page 6 of this Annual Report on Form 10-K. On May 14, 2021, Teledyne completed the acquisition of FLIR Systems, Inc. ( “FLIR”), and the financial results of FLIR have been included since the date of the acquisition. The financial statements of Teledyne contained herein are as of and for the fiscal year ended January 2, 2022, and reflect the results of the Company after giving effect to the acquisition of FLIR.

i

PART I

Item 1.	Business
Who We Are
Teledyne Technologies Incorporated (“Teledyne” or the “Company”), a Delaware company that became an independent public company effective November 29, 1999, provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include factory automation and condition monitoring, aerospace and defense, air and water quality environmental monitoring, electronics design and development, medical imaging and pharmaceutical research, oceanographic research, and deepwater energy exploration and production. Following the 2021 acquisition of FLIR Systems, Inc. ( “FLIR”), we further evolved into a global sensing and decision-support technology company: providing specialty sensors, cameras, instrumentation, algorithms and software across the electromagnetic spectrum, as well as unmanned systems, in the subsea, land and air domains. We differentiate ourselves from many of our direct competitors by having a customer and Company-sponsored applied research center that augments our product development expertise. We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
For discussion on our business and strategy for 2020 and 2019 see our Annual Report on Form 10-K for the fiscal year ended January 3, 2021; for a discussion of our 2020 acquisition, see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.
Recent Developments
Acquisition of FLIR Systems, Inc.
On May 14, 2021, Teledyne acquired the outstanding stock of FLIR for approximately $8.1 billion, comprising of net cash payments of $3.7 billion, Teledyne share issuances of $3.9 billion, and the assumption of FLIR debt of $0.5 billion. FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, and Teledyne issued approximately 9.5 million shares at $409.41 per share. See Note 10 to these Notes to Consolidated Financial Statements for information regarding financing activities undertaken in connection with the FLIR acquisition.
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
Our Business Segments
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Financial information about our business segments can be found in Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (this “Form 10-K”).
Digital Imaging Segment
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, scientific, government, space, defense, security and medical applications, among others. We also produce and provide manufacturing services for micro electromechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters, as well as unmanned aerial and ground systems. This segment also includes our sponsored and centralized research laboratories.
Our Digital Imaging segment represented approximately 52% of our net sales for 2021, and includes the net sales contribution from the May 14, 2021 acquisition of FLIR.
Through this segment, we provide visible spectrum sensors and digital cameras for industrial machine vision and automated quality control, as well as for medical, research and scientific applications. We provide a range of cooled and uncooled infrared or thermal products, including sensors, camera cores and camera systems based on long wave infrared, mid-wave infrared, and short wave infrared technologies. Products and applications include space-based imaging, factory condition monitoring, optical gas leak detection, laboratory research and maritime thermal imaging. We develop high-resolution, low-dose X-Ray sensors for medical, dental and industrial applications. We also provide instruments for the measurement of physical properties and other maritime products for recreational and commercial customers globally.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne.
For defense applications, we also develop and manufacture multi-spectrum electro-optic/infrared imaging systems and associated products such as lasers, optics, and radars; Chemical, Biological, Radiological, Nuclear and Explosive detectors and unmanned air and ground systems. These sensors and instruments can be deployed as integrated solutions and with advanced target detection, identification and classification capabilities. We provide solutions for threat protection, military maneuver and force protection, border controls and homeland security, law enforcement, public safety, and commercial applications worldwide.

Instrumentation Segment
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, and electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
Our Instrumentation segment represented approximately 25% of our net sales for 2021. Below is a description of the product lines that comprise the Instrumentation segment.
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
Test and Measurement Instrumentation
We believe our test and measurement products provide unique, world-class capabilities that enable the designers of complex electronic systems in many industry sectors to bring their products to market reliably and quickly. Our customers use our equipment in the design, development, manufacture, installation, deployment and operation of electronics equipment in broad range of industries, including aerospace and defense, internet infrastructure, automotive, industrial, computer and semiconductor, consumer electronics mobile and power electronics.
We develop, manufacture, sell and license high-performance oscilloscopes, high-speed protocol analyzers, and related test and measurement solutions for a wide range of industries. Our oscilloscopes are used by designers and engineers to measure and analyze complex electronic signals to develop high-performance systems, validate high data-rate communication interfaces, qualify their electronic designs, and improve time to market. We also make high-speed, high-resolution modular analog-to-digital conversion systems for applications including test and measurement, scientific instruments, medical imaging, and distributed sensing systems.
Design and test engineers use our protocol analysis solutions to monitor accurately and reliably high data-rate communication interfaces and diagnose operational problems in a wide range of systems and devices to ensure that they comply with industry standards, including the area of cloud computing, storage and networks. Our leadership in USB and video technologies provides a unique base to service the mobile, internet of things, automotive and consumer electronics test markets.

In 2021, Teledyne introduced the CrossSync™ PHY interposers and software options, enabling the first-ever link between an oscilloscope and a protocol analyzer to allow engineers to get a complete picture when testing the PCI Express interface standard. Our acquisition of OakGate Technology, Inc. (“OakGate”) in 2020 supplements our broad product offerings with protocol validation and test tools for high-performance solid-state storage devices used in both enterprise-grade data centers and in consumer computing applications.
We also manufacture torque sensors and automatic data acquisition systems that are used to test critical control valves in nuclear power and industrial plants. Our torque sensors are also used in other markets, including automotive and power tools.
Aerospace and Defense Electronics Segment
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems, data acquisition and communications components and equipment, harsh environment interconnects, general aviation batteries and other components for a variety of commercial and defense applications that require high performance and high reliability. Such applications include aircraft, radar, electronic countermeasures, weapon systems, space, wireless and satellite communications and terminals and test equipment.
Our Aerospace and Defense Electronics segment represented approximately 14% of our net sales for 2021.
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
Our Engineered Systems segment represented approximately 9% of our net sales for 2021.
Our core business base, includes National Aeronautics and Space Administration (“NASA”), the U.S. Department of Defense, the U.S. Department of Energy, foreign militaries and commercial customers. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021.
Customers
We have a large number of customers in the various industries we serve. No commercial customer in 2021 or 2020 accounted for more than 3% of total net sales or more than 10% of any segment’s net sales.
Sales to international customers accounted for approximately 47% of total sales in 2021 compared with 45% in 2020. In both 2021 and 2020, we sold products to customers in over 100 foreign countries. Approximately 90% of our net sales to international customers during 2021 were made to customers in 30 foreign countries. In 2021, the top five countries for sales to international customers, ranked by net sales, were China, the United Kingdom, Germany, Japan and France and represented approximately 20% of our total net sales.
Approximately 26% of our total net sales for both 2021 and 2020 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

U.S. Government sales by segment:	2021	2020	2019
Digital Imaging	$515.9	$120.9	$107.4
Instrumentation	91.6	80.6	80.4
Aerospace and Defense Electronics	227.2	229.9	225.3
Engineered Systems	358.4	386.8	346.7
Total U.S. Government sales	$1,193.1	$818.2	$759.8
Our principal U.S. Government customer is the U.S. Department of Defense, which totaled approximately $876.6 million and $578.4 million of our total net sales for 2021 and 2020, respectively. In 2021 and 2020, our largest program with the U.S. Government was the Mission Operations and Integration (“MO&I”) contract with the NASA Marshall Space Flight Center, which represented 1.0% and 1.5% of our total net sales, respectively.
As described in greater detail under Item 1A. Risk Factors of this Form 10-K, there are risks associated with doing business with the U.S. Government. In 2021, approximately 76% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 67% in 2020. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we can recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had no U.S. Government contracts terminated for convenience or default in 2021 or 2020.
Many of our government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions in addition to competitive pricing.
Raw Materials and Suppliers
Generally, most raw materials used in our operations are readily available; however, during 2021, we experienced supply chain constraints and price volatility on some raw materials. While the current supply chain constraints have not significantly affected our business, to reduce current and future supply disruptions, we have implemented short-term and long-term supplier actions to reduce disruptions and prioritize mitigation. Some raw materials are purchased from a limited set of suppliers, including international sources, due to technical capability, price, and other factors. We leverage our existing supplier relationships and are not dependent on any one supplier for a material amount of our purchases. Prices of certain key raw materials and electronic components are expected to fluctuate in the future. We mitigate raw material cost increases with long-term supply agreements, customer price increases, and isolating the market driven raw material component of the products we buy. We anticipate that supply chain constraints for some raw materials will continue in 2022. However, we believe our short-term and long-term supplier actions position us well to mitigate and reduce the impact these factors may have on our businesses.
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

Sustainability
Teledyne continues to focus on developing solutions to address sustainability and climate challenges facing humanity today. Many of our products directly support sustainability and climate challenges. We provide a broad range of precision measurement technologies for environmental monitoring and climate research. Our sensors and instruments are deployed everywhere, in space, on aircraft and drones, on land, on the sea surface, in the water column, and on the seafloor. They operate around the clock, measuring greenhouse gases from space, precisely monitoring air and water quality throughout the world, and continuously profiling all of Earth’s oceans. Applications of our instruments provide scientists information that spans time from the origin of the universe to providing real-time data regarding air pollution and dangerous storms, such as time-critical warning of hurricanes and tsunamis.
Recently, the prominence and importance of sustainability and Environmental, Social and Governance (“ESG”) initiatives have dramatically increased. In February 2022, we published our inaugural Corporate Social Responsibility (“CSR”) report, in which we disclose and highlight some of Teledyne’s most recent efforts focused and sustainability and ESG. The CSR report is available at the Corporate Social Responsibility link on our website at www.teledyne.com under the tab “Who We Are”.
In 2021, we compiled the first global inventory of our greenhouse gas (“GHG”) emissions (starting with fiscal year 2020) and are developing a GHG monitoring and management plan. We have set a goal to reduce our combined direct emissions (“Scope 1”) and indirect emissions from purchased energy (“Scope 2”) in company operations, normalized for revenue, by 40% from 2020 levels by the end of 2040. Going forward, we will continue to evaluate our emission reduction goals, while at the same time providing the tools and technologies enabling environmental science and climatology across the globe. More information about our carbon footprint and GHG emission reduction efforts and goals, and the contributions that Teledyne products make to carbon monitoring and environmental and climate science, can be found in our CSR report.
Please note that information posted or accessible through websites referenced in this report is not incorporated by reference or otherwise included in this report.
Board Oversight
Pursuant to the mandate in their respective charters, the Audit Committee of our Board of Directors (the “Board”) regularly reviews matters related to compliance with environmental laws and the health and safety of employees, and the Nominating and Governance Committee of our Board reviews and evaluates our policies and practices and monitors our efforts in areas of legal and social responsibility, diversity and sustainability, and other ESG matters. The Audit Committee also oversees risk management, including the impact of climate change-related risks.
Human Capital
We consider our relations with our employees to be good. At January 2, 2022, our total workforce consisted of approximately 14,500 employees in more than 38 countries. Workforce demographics for various regions are provided below:

				Gender
	Percent to Total Employees	Average Age	Average Years of Service	Male	Female	Not Specified
Americas	69%	48.8	10.2	63%	32%	5%
Europe, the Middle East and Africa	28%	43.2	9.9	61%	24%	15%
Asia-Pacific Region	3%	38.5	7.2	53%	24%	23%
We have a stable and long-tenured workforce. In 2021, our voluntary employee turnover (excluding reductions in force) was approximately 10%. As of January 2, 2022, the average years of service of our employees was approximately 10 years.
Equality, Diversity and Inclusion
Employees are vital to the success of our innovation-driven growth strategy. We are focused on attracting, developing, and retaining employees through competitive compensation and benefits, workforce and management development, diversity and inclusion initiatives, succession planning, corporate culture and leadership quality.
In 2020, we formed a committee to oversee our equality, diversity and inclusion efforts. We are committed to building a more diverse and inclusive workplace, and we actively monitor diversity metrics on a global basis. We are piloting an anonymized review/resume redaction process and we expanded our recruitment sources to attract more diverse candidates. We work with many outreach programs, including the National Society of Black Engineers and the Society of Women Engineers. We also began working with INROADS, a non-profit organization that creates pathways to careers for ethnically diverse high school and college students across the country, to improve our access to diverse candidates.
We regularly review our policies, processes and practices to ensure that they promote inclusivity for all applicants and employees. We continue to focus on several activities and initiatives to actively increase diverse representation and progression within our company. We advertise vacancies and strive to recruit the best possible candidate for the role.

Employee Well-Being
The health and wellness of our employees is a critical component to the success of our business. Many of our larger facilities have on-site fitness centers and encourage healthy choices with various wellness challenge programs. These programs often include guest speakers on various topics, including mental health, heart disease, diabetes, and personal financial awareness. We also have vacation and sick leave policies that provide employees with flexibility to take time away from work for relaxation or to recover from illness. U.S. based employees have access to third-party counseling and mental health services at no cost to the employee when life events impact an employee.
Talent Acquisition
We appreciate the benefits of diversity and support programs increasing the inclusion of underrepresented and minority groups, including the enablement of persons with disabilities, and the advancement of women in professional fields, particularly in science, technology, engineering and math (“STEM”). We work with various organizations to increase diversity in our pool of available candidates to fill our STEM-based and other hard-to-fill positions.
As part of our outreach and development efforts for women in the science, technology, and engineering fields, we have participated in the Women in Science and Engineering Conference for Girls in various locations in the U.S. We have also been a consistent sponsor of the Young Woman Engineer of the Year Awards in the United Kingdom (“U.K.”). This event helps young students, school leavers and degree students understand more about engineering by learning about day-to-day jobs and personal experiences. It is also designed to encourage young talent to pursue a career in STEM.
Talent Development
We are committed to identifying and developing the talents of our next generation of leaders. On an annual basis, we conduct an organization and leadership review for all segment, business unit, and function leaders, focusing on our high performing and high potential talent, diversity and succession for our most critical roles. From this review, individualized development and retention programs are implemented or revised as needed. We also provide additional opportunities for our existing employees to enhance their careers. We invest in employee skills development in various ways, including through educational expense reimbursement. These reimbursements help employees advance their education. Specialized training in a job related field gives employees new skills and a strong foundation of knowledge that can serve them throughout their career and that may allow them to progress to more responsible positions at Teledyne. In 2020, we launched Teledyne University, a learning platform for employees. The database of courses, webinars, and certification programs has hundreds of targeted training programs on management, technical competencies, soft skills development, and compliance.
Available Information
Teledyne’s website is www.teledyne.com. We make available on our website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file or furnish such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. We will provide, free of charge, a paper copy of any report we file with the SEC (without exhibits) upon written request to Melanie S. Cibik, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary, at Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. We have included our website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-K.

Item 1A.	Risk Factors
Risk Factors
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
Risks related to the 2021 acquisition of FLIR
FLIR is our largest acquisition to date and our business could be adversely affected if we do not manage the business effectively or if we fail to realize the anticipated benefits of the acquisition.
On May 14, 2021, we acquired FLIR in a cash and stock transaction valued at approximately $8.1 billion (including net debt), our largest to date. FLIR designs, develops, manufactures, markets, and distributes technologies that enhance perception and awareness. FLIR provides innovative sensing solutions through thermal imaging, visible-light imaging, video analytics, measurement and diagnostic, and advanced threat detection systems. FLIR offers a diversified portfolio that serves a number of applications in government and defense, industrial, and commercial markets. FLIR is part of the Digital Imaging segment.

While many of the products made and markets served by FLIR are complementary to Teledyne, the acquisition of FLIR expanded the size of our Digital Imaging segment relative to our other segments. For the 2021 fiscal year, Teledyne’s Digital Imaging segment constituted 52% of our net sales, compared to 32% for the 2020 fiscal year. Continued innovation and research and development efforts will be required to maintain FLIR’s leadership position in imaging products. There are numerous risk and uncertainties associated with the acquisition and its integration, including:
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
•We may fail to realize the anticipated benefits and cost savings of the transaction, which could adversely affect the value of our common stock.
•The future results of the combined company may be adversely impacted if we do not effectively manage the operations of FLIR, which includes jurisdictions in which Teledyne did not have operations.
•Both Teledyne and FLIR may have difficulty retaining, motivating, and attracting executives and other employees in light of the acquisition, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.
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
Adverse findings in matters related FLIR’s historical export control practices could materially impact us.
On April 24, 2018, FLIR entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of International Traffic in Arms Regulations (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. While FLIR has enhanced its trade compliance program more broadly, implemented and continues to implement remedial measures and completed two external audits of FLIR’s ITAR compliance program, additional adverse disclosures and findings could materially cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. As of January 2, 2022, under the Consent Agreement, $3.5 million remains to be paid by April 24, 2022. FLIR’s investments to date in remedial compliance measures have been more than sufficient to cover the $15.0 million suspension amount.
In June 2017, the Bureau of Industry and Security (“BIS”) of the United States Department of Commerce informed FLIR of additional export licensing requirements that restricted FLIR’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of FLIR’s products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in the Export Administration Regulations (“EAR”) Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). FLIR has identified certain shipments that potentially violate these license requirements and voluntarily disclosed this matter to BIS.
In April 2021, FLIR resolved allegations of misrepresentations made to BIS, between November 2012 and December 2013, in a commodity jurisdiction request relating to its newly developed Lepton uncooled focal plane arrays by an administrative settlement and fine of $0.3 million and agreeing to perform two internal audits of its EAR export compliance programs. The first internal audit has been completed and pursuant to FLIR’s findings, as a result of certain findings FLIR submitted one voluntary self-disclosure to report potential violations.
FLIR has made other voluntary disclosures to the U.S. Department of Commerce, including to BIS with respect to the shipments of products from non-U.S. jurisdictions which were not authorized due to a potentially incorrect de minimis calculation methodology under section 734.4 and Supplement No. 2 of the EAR.

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
Risks related to our indebtedness
Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of January 2, 2022, we had $3,500.0 million total outstanding indebtedness in senior notes, $505.6 million in term loans and $125.0 million outstanding under our $1,150.0 million floating rate credit facility. Teledyne incurred a significant amount of indebtedness in connection with the financing of the FLIR acquisition. We also incurred additional indebtedness through the planned assumption of FLIR’s existing senior notes. The use of indebtedness to finance the acquisition reduced our liquidity and caused us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operating activities and capital expenditure needs or to pursue other potential strategic plans. The agreements we entered into with respect to our indebtedness, including the agreements we entered into to finance the FLIR acquisition and in connection with the assumption of FLIR’s existing senior notes, contain negative covenants, that, subject to certain exceptions, include limitations on indebtedness, liens, dispositions, investments and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. The indebtedness and these negative covenants may also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, reducing the funds available to make acquisitions, capital expenditures, or reducing our flexibility in planning for or reacting to changes in our business or market conditions, and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. Our indebtedness also exposes us to interest rate risk since a portion of our debt obligations are at variable rates.
We may not be able to service our debt obligations.
Our ability to meet our expense and debt service obligations will depend on our future performance, including the cash we generate from operating activities, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results. In addition, our debt obligations may limit our ability to make required investments in capacity, technology or other areas of our business, which could have a material adverse effect on our business, financial condition or operating results.
The credit rating of Teledyne could be downgraded, which may increase borrowing costs.
There can be no assurance that the credit ratings of Teledyne’s debt will not be subject to a downgrade below investment grade. If a ratings downgrade were to occur, we could experience higher borrowing costs in the future and more restrictive debt covenants, which would reduce profitability and diminish operational flexibility.
Risks Related to our Business and Industry
Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.
Our growth strategy includes acquisitions. In 2021 and 2020, we expended $8.1 billion in cash and stock and $29.0 million in cash, respectively, relating to acquisitions and other investments. Acquisitions involve various inherent risks, such as:
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
While we conduct financial and other due diligence in connection with our acquisitions and generally seek some form of protection, such as indemnification from the seller, insurance coverage, and sometimes placing a portion of the purchase price in escrow to cover potential liabilities, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities, insurance or escrow arrangements may not fully cover such matters and acquisition of public companies, such as our acquisition of FLIR, typically do include post closing indemnities or escrows.
In connection with our acquisitions, including those acquisitions that we do not complete, we may incur significant transaction costs. We are required to expense, as incurred, such transaction costs, which may have a material adverse impact on our financial results.
We are experiencing component and raw material shortages due to worldwide supply chain constraints which impacts our ability to manufacture and ship all of the product for which we have demand.
Our business is being impacted by interruptions in the supply chain, due in part to the COVID pandemic, a resumption of strong worldwide demand for electronic products and components across a number of end markets, and interruption in supplier and port operations. As a result, we are experiencing delays in delivery and shortages of certain components and raw materials needed for many of the products we manufacture, particularly certain types of semiconductors, silicon wafers, specialized raw materials and chemicals, adhesives, engineered plastics and electronic components. These conditions are currently limiting our ability to manufacture and ship all of the product for which we have demand. In some cases, we have had to commit to additional orders or longer-term contracts from suppliers to secure needed components and materials. We expect these delays and shortages to continue in 2022 and that such shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.
Increased prices for components and raw materials used in our products and higher labor and shipping costs could adversely impact our profitability.
Supply chain constraints and improving economic conditions have resulted in sustained increases in the prices we pay for many of the components and raw materials used in our products. In addition, we are experiencing higher labor costs due to increased competition for personnel in many regions in which we operate as well as general inflationary conditions, and higher shipping costs due to labor and vehicle shortages and rising energy prices. We expect inflationary pressures to persist in 2022. We may be unable to adjust our product pricing to reflect such higher costs. If we are unable to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly over a sustained period of time.
Our inability to attract and retain key personnel and labor shortages resulting from the COVID pandemic and improving economic conditions, could have a material adverse effect on our future success.
Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. The lack of human capital due to very competitive labor market conditions in certain regions could impact our ability to deliver products and services. The skilled manufacturing and specialized engineering labor market is currently very competitive. A significant portion of our revenue depends on the availability of a highly skilled technical workforce. It is critical that we retain, develop, and grow our workforce to protect future revenue and improve our competitive advantage. We are experiencing increased competition for our most talented employees which may erode our competitive advantage, impair our ability to meet certain customer requirements or increase labor costs.
We have experienced and may continue to experience temporary labor shortages as a result of the COVID pandemic due to personnel contracting the virus or needing to quarantine at home as a result of exposure to the virus, as well as due to restrictive measures implemented by governments around the world to help control the spread of the virus, including shelter in place or stay at home orders, school closures, orders that reduced the availability of public transportation and other measures. Government-imposed vaccine mandates could negatively affect the availability of personnel or could lead to the attrition of personnel. These impacts to our labor force resulting from the COVID pandemic could materially affect our ability to manufacture, ship or deliver our products, and in certain instances may result in higher wage costs, which could adversely impact our revenue and our results of operations
We also have a mature workforce. Some of our businesses, including our businesses in traveling wave tube and integrated microwave module design and development, draw from a pool of specialized engineering talent that is small and currently shrinking. Some of our businesses have a need for employees with a certain level of security clearance, and competition for such employees has increased. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Escalating global trade tensions, and the conflict between Russia and Ukraine, and the adoption or expansion of tariffs and trade restrictions could negatively impact us.
China represented one of the top five countries for our international sales in 2021 and 2020. Any tariffs or other trade restrictions affecting the import of products from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on our results of operations.
Starting in 2018, the U.S. Government imposed tariffs on a wide range of goods imported from China and China has retaliated by placing tariffs on various U.S. origin goods. While both countries signed a preliminary trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods. The final outcome of the negotiations and agreements is not possible to predict. Further escalation of the “trade war” between the U.S. and China, or the countries’ inability to reach further trade agreements, could result in continued or increased tariffs. High tariffs generally increase the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. With high tariffs imposed on our products, we may also need to find new suppliers and components for our products, which could result in production delays. To the extent our products are the subject of retaliatory tariffs, customers in some countries or regions, such as China, may begin to seek domestic or non-U.S. sources for products that we sell, or be pressured or incentivized by foreign governments not to purchase U.S.-origin goods, which could harm our future sales in these markets. Additionally, China has bolstered laws or regulations requiring the use of local China suppliers and in-country manufacturing, which has had a negative impact on Teledyne’s revenues of instrumentation, marine and digital imaging products, as we currently have limited manufacturing operations in China.
Additionally, a number of well-established customers and suppliers have become listed on Government restricted party lists without much warning. In particular, U.S. export enforcement agencies have placed several Chinese and Russian companies and many of their international subsidiaries on such lists, prohibiting the export to them of most commercial and dual-use items subject to the EAR. Tariffs and trade restrictions could result in revenue reduction, price increases on material used in our products or production delays, which could adversely affect our business, financial condition, operational results and cash flows.
The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
Recession, financial and credit market disruptions, or an economic slowdown in China, may adversely affect us.
If another global recession emerges, or if economic growth in China slows, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers. Our sales to China-based customers represented approximately 5.6% and 6.0% of total revenues in 2021 and 2020, respectively. Economic growth in China had slowed due to the COVID pandemic. Continued growth in many of our businesses, including those in our Environmental Instrumentation group, could be negatively impacted if another economic downturn occurs in China. The COVID pandemic has increased volatility and pricing in the capital markets. If negative conditions in the global credit markets prevent our customers from having access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. An economic or credit crisis could also impact our ability to raise capital when needed. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, operational results, and cash flows.
We develop and manufacture products for customers in the energy exploration and production markets, domestic and international commercial aerospace markets, the semiconductor industry, and the consumer electronics, telecommunications and automotive industries; each of which has been cyclical, exhibited rapid changes and suffered from fluctuating market demands. A cyclical downturn in these markets may materially affect future operating results. Due to declines in air travel since the start of the COVID pandemic, we face risk that our addressable market for retrofit products will shrink further as airlines retire a significant number of aircraft.
In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and to customers in more mature industries that are sensitive to capacity constraints. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our revenues, profits or production levels. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted in the event of future reductions in global capital expenditures and manufacturing capacity, or as a result of global environmental sustainability efforts.

We are subject to the risks associated with international sales and international operations, and events in those countries could harm our business or results of operations.
During 2021, sales to customers outside the United States accounted for approximately 47% of our net sales, compared with 45% in 2020. In 2021, we sold products to customers in over 100 countries. In 2021, the top five countries for international sales were China, the United Kingdom, Germany, Japan and France, constituting approximately 20% of our total sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States to China and emerging markets such as India, Brazil and West Africa.
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
•failure to comply with the foreign data protection laws, including the EU General Data Protection Regulation (“GDPR”) in the European Union and the Personal Information Protection Law in China;
•inadvertent transfers of export-controlled information due to increased cross-border technology transfers and the use of offshore computer servers;
•transportation, including piracy in international waters;
•currency exchange rate fluctuations; and
•challenges relating to managing a global workforce with diverse cultures and backgrounds.
Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Currency exchange rate fluctuations may increase the cost of our products to international customers and therefore reduce our competitive position.
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. formally left the E.U. on January 31, 2020 and entered a transition period until December 31, 2020 during which the U.K. remained in both the E.U. customs union and single market. That transition period has now ended and the E.U. and U.K. have entered into a Trade and Cooperation Agreement (“TCA”). The TCA ensures tariff-free and quota-free trade in goods between the E.U and the U.K. but also introduces certain non-tariff barriers to trade. In the medium- to long-term, the withdrawal of the U.K. from the E.U. may create further global economic uncertainty, which may adversely impact the economies of the U.K., the E.U. countries and other nations, may cause our current and future customers to reduce their spending on our products and services, and may cause certain E.U.-based customers to source products from businesses based outside of the U.K. Potential Brexit-related risks for our U.K.-based businesses also include increased import duties, loss of customers in the E.U., delays in the movement of goods between the U.K. and the E.U. and loss of access to the E.U. labor pool. Given our several U.K.-based businesses, volatility in the value of the British pound relative to the U.S. dollar, or other foreign currencies, could increase the cost of raw materials and components for our U.K.-based businesses and could otherwise adversely affect the business, operations and the financial condition of our U.K.-based businesses.
We generate revenue from companies in the oil and gas industry, especially the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
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
•the price and availability of alternative fuels; and
•climate change regulations that provide incentives to conserve energy, use electric vehicles or use alternative energy sources, or that impose restrictions on the development and extraction of oil and gas.
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
As Teledyne expands globally, increases in the United States of the taxation of foreign income and expenses may harm our results of operations and cash flow. The relative amount of income we earn in other jurisdictions could reduce our net income and increase our cash payments. Additionally, the U.S. Presidential administration proposed a higher U.S. federal statutory corporate income tax rate of 28% compared to the current rate of 21%. Such increased income tax rate in the U.S. or in other jurisdictions could also reduce our net income and increase our cash payments.
Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On January 2, 2022, Teledyne’s goodwill was $7,986.7 million and net acquired intangible assets were $2,741.6 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing the value over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
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
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 26% of our total net sales in both 2021 and 2020. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
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
Also, defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the U.S. Presidential Administration for various defense and NASA programs could impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. Our Aerospace and Defense Electronics segment may be impacted by volume or price reductions in connection with the F-35 Joint Strike Fighter program, to the extent they are imposed. The timing of program cycles can affect our results of operations for a quarter or year, and cancellations of significant programs such as the International Space Station (“ISS”), MO&I, the Shallow Water Combat Submersible (“SWCS”) or U.S. Navy Health and Research would affect our results.
In 2021 and 2020, our largest contract with the U.S. Government was the MO&I contract, which represented 1.0% and 1.5% of our total net sales, respectively. In June 2020, Teledyne Brown Engineering, Inc. was notified that NASA had awarded to another contractor the Marshall Operations, Systems, Services, and Integration (“MOSSI”) contract, which represented a combination of the Huntsville Operations Support Center contract and the MO&I contract. Subsequently, Teledyne Brown Engineering, Inc. filed a protest challenging such award, which protest was sustained and which sustainment triggered the cancelation of the MOSSI request for proposal and requiring a new award solicitation to begin. The MO&I contract continues through June 2022 with options to extend up through December 2022. NASA released the new acquisition solicitation, the Marshall Operations, Systems, Services, and Integration II, in August 2021. Notification of award is expected in the second half of 2022. There is no guarantee that Teledyne will be awarded this new contract.
It is also not uncommon for the U.S. Department of Defense to delay the timing of awards or change orders for major programs for six to twelve months. These delays by the U.S. Government could impact our revenues. Delays in procurements, awards and modifications to contracts have negatively impacted revenue in 2021. This trend is continuing in 2022 and may also impact future revenue. Uncertainty over budgets or priorities with the U.S. Presidential Administration could result in further delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues. U. S. Government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by, limiting funding on existing programs. A significant shift in U.S. Government priorities related to programs and acquisition strategies could have a material impact to our financial results.
Further, most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. We had no U.S. Government contracts terminated for convenience or default in 2021 or in 2020.
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
The Department of Defense as well as other U.S. Government contracting agencies have adopted rules and regulations requiring contractors to implement a set of cybersecurity measures to attain the safeguarding of contractor systems that process, store, or transmit certain information. Implementation and compliance with these cybersecurity requirements is complex and costly, and could result in unforeseen expenses, lower profitability and, in the case of non-compliance, penalties and damages, all of which could have an adverse effect on our business. The cybersecurity requirements also impact our supply base which could impact cost, schedule and performance on programs if suppliers do not meet the requirements and therefore, do not qualify to support the programs.

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
Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. We have been experiencing increased competition for some of our key products. Furthermore, some of our patents have or are expiring, which could open up further competition. Additionally, some of our customers have been developing competing products or electing to vertically integrate and replace our products with their own. For example, Airbus is providing a wireless product, FOMAX, which now competes directly with Teledyne Controls hardware and services. Furthermore, Boeing has announced a vertical integration program, which includes avionics. Lastly, some of our products face increasing competition from alternative technologies.
Industry acquisition and consolidation trends, particularly among aerospace and defense contractors, have adversely impacted demand for our aerospace and defense related engineering services as large prime contractors elect to in-source major acquisition programs and expand small business participation to meet U.S. Government contracting goals. Such consolidations can also cause delays in business as the newly consolidated organization undergoes integration.
Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues. We are experiencing increasing competition in our digital imaging businesses from Chinese manufacturers which offer lower cost products with increasingly advanced technical capabilities. Smaller defense budgets both in the United States and Europe could result in additional competition for new and existing defense programs.
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
While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot ensure that, for 2022 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. We cannot assure that we will not have additional product liability claims or that we will not recall any products.
We have been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. In addition, because of the prominent “Teledyne” name, we may continue to be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off. To date, we have not incurred material liabilities in connection with these lawsuits. However, our historical insurance coverage, including that of our predecessors, may not fully cover such claims and the defense of such matters. Coverage typically depends on the year of purported exposure and other factors. Nonetheless, we intend to vigorously defend our position against these claims.
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
Apart from the current shortages we are experiencing due to global supply chain constraints, as discussed above, some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, Teledyne Digital Imaging has an internal single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. Furthermore, sole source supply is more common among our businesses that are heavily involved in research and development because there can be few suppliers in the world capable of producing the products or providing the services with the right highly specialized technology. Teledyne LeCroy continues to outsource a portion of its research and development activities to third-party engineering firms in Malaysia and India where it may be more difficult for us to enforce our intellectual property rights. Teledyne LeCroy also uses an engineering firm located in Ukraine that may be adversely impacted by the conflict between Russian and Ukraine, which in turn may delay some product development efforts. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources or supplier-imposed rationing of scarce components could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above regarding international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Some companies engage subcontractors to perform a portion of the services we provide to our customers. To provide these services, the subcontractor must be financially viable, company with applicable laws, regulations and contract terms. Non-performance by a subcontractor could result in misalignment between subcontractor performance and our contractual obligations to our customers. Lastly, our Teledyne Hi-Rel business screens, tests, packages, performs various services and resells products of a third party, and faces the risk that such third party may end its relationship due to economic conditions and other factors.
We face risks related to sales through distributors and other third parties which could harm our business.
We sell a portion of our products through third parties such as distributors, sales representatives, value-added resellers and OEMs (collectively, “distributors”). Using third parties for distribution exposes Teledyne to many risks, including concentration, credit risk and legal risk because under certain circumstances we may be held responsible for the actions of those third-party sales channels. We may rely on one or more key distributors for selling a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the Foreign Corrupt Practices Act (“FCPA”) or similar anti-bribery laws by distributors or other third-party intermediaries could have a material impact on our business. Competitors could also block our access to such parties. Failing to manage risks related to our use of third party sales channels may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.
Failing to comply with increasing environmental regulations, as well as the effects of potential environmental liabilities, could have a material adverse financial effect on us.
We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as GHG emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition. Environmental regulations on hydraulic fracturing and the use of seismic energy sources for offshore energy exploration could adversely affect some product lines of our Instrumentation segment.
Our manufacturing operations, including former operations, could expose us to material environmental liabilities. Additionally, companies that we acquire may have environmental liabilities that might not be accurately assessed or brought to our attention at the time of the acquisition.
The U.S. Environmental Protection Agency (“EPA”) has focused on GHGs, maintaining GHGs threaten the public health and welfare of the American people. The EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. The EPA’s endangerment finding covers emissions of six GHGs. The EPA’s continuing efforts to limit GHG emissions could adversely affect our U.S. manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign certain of our products. This, or other federal or state regulations, could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors. For example, Teledyne Battery Products unit makes lead acid batteries in California and is subject to a variety of environmental regulations and inspections, which have increased over time. Also, some of our sites conduct electroplating, metal finishing and other operations that utilize hazardous materials that are subject to similar regulations. Regulatory changes or failure by a business to meet applicable requirements could disrupt that business or force a closure or relocation of the business.
Our products are subject to various regulations that prohibit or restrict the use of certain hazardous substances. For example, our products placed on the European market are subject to the Registration, Evaluation, Authorization and Restriction of Chemicals and the restriction of the use of certain hazardous substances in electrical and electronic equipment Directives. Future hazardous substance restrictions or prohibitions may limit our ability to market some products in certain countries.
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
Risks related to climate change
Climate change may have a long-term impact on our business.
Climate change may have an increasingly adverse impact on our business and those of our customers, partners and suppliers. While we seek to mitigate the risks associated with climate change on our operations, there are inherent climate-related risks globally. As discussed under the risk factor below headed “Natural and man-made disasters could adversely affect our business, results of operations and financial condition,” some of our manufacturing facilities are located in regions that may be impacted by severe weather events, like hurricanes or ice storms, or in areas prone to wildfires, the frequency and severity of which may increase as a result of climate change. These events could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Some of our manufacturing facilities are in areas that may be at risk due to rising sea levels. Moreover, some of our manufacturing facilities are in areas that could experience decreased access to water and reliable energy due to climate issues. Severe weather and wildfire events may impair the ability of our employees to work effectively. Climate change, including the increasing frequency and intensity of extreme weather events, its impact on our supply chain and critical infrastructure worldwide and its potential to increase political instability in regions where we, our customers, partners and our suppliers do business, may disrupt our business and may cause us to experience higher employee attrition and higher costs to maintain or resume operations. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them.
We sell products to customers directly engaged in oil and gas exploration and production. Changes to regulations, social practices and preferences, energy generation and transportation technologies that may occur or be implemented to mitigate climate change could result in reduced demand for hydrocarbon products, which could result in a reduction in sales to these customers.
Regulations associated with climate change could adversely affect our business.
Legislative and regulatory measures currently under consideration or being implemented by government authorities to address climate change could require reductions in our greenhouse gas or other emissions, establish a carbon tax or increase fuel or energy taxes. We have also voluntarily announced goals to reduce our GHG emissions by a target date. These legal requirements, in addition to emission reduction efforts that we voluntarily undertake, are expected to result in increased capital expenditures and compliance costs, and could result in higher costs required to operate and maintain our facilities, procure raw materials and energy, and may require us to acquire emission credits or carbon offsets. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty.

Investor sentiment towards climate change and sustainability could adversely affect our business and the market price for our common stock.
Increased investor focus and activism related to climate change and sustainability may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. We may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability performance before investing in our stock. If we are unable to meet the sustainability standards set by these investors, or if we are unable meet GHG reduction targets we communicate to the public, we may lose investors, our stock price may be negatively impacted and our reputation may be negatively affected.
Other Risks We Face
Natural and man-made disasters could adversely affect our business, results of operations and financial condition.
Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage due to wildfire. In November 2018, wildfires impacted areas near our headquarters and principal research and development center in Thousand Oaks, California, resulting in temporary disruptions and evacuations of employees who lived nearby. Local utilities may impose blackouts during high fire risk weather conditions, which could result in disruptions to our businesses located in California, including our headquarters. In the event of a major earthquake, tornado, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our production, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Teledyne FLIR’s Goleta facility which is a single source supplier of sensors used throughout the FLIR business, is located near a runway of the Santa Barbara Airport and could be severely damaged in the event of an airplane crash. Teledyne DALSA’s semiconductor facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the southeastern United States and Texas that have been threatened or struck by major hurricanes. In 2017, our businesses located in Houston, Texas were impacted by Hurricane Harvey and our business in Florida was threatened by Hurricanes Irma and Matthew. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. If any of our California facilities, including our California headquarters or Teledyne FLIR’s manufacturing facility in Goleta, California, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if DALSA’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility or facilities. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
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
Our business and operations could suffer in the event of cybersecurity breaches.
Attempts by malicious actors to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, crime, activism, or other motivations, include covertly introducing malware into our computers and computer networks, performing reconnaissance, impersonating authorized users, extortion, and stealing, corrupting or restricting our access to data, among other activities. We have in the past experienced cyber-attacks including some loss of confidentiality and some loss of availability, although these attacks have not had material impact on our business. Our customers and suppliers have also experienced successful cyber-attacks, which in some cases resulted in payments by or to us being unlawfully diverted.

We continue to train our personnel and update our infrastructure, security tools and processes to protect against security incidents, including both external and internal threats, and to prevent their occurrence. Company personnel and third parties have been tasked to prevent, deter, detect, respond to, and investigate such incidents, however it is possible that we might not prevent or be aware of or be able to react to an incident or its magnitude and effects. The theft, corruption, unauthorized use or publication of our intellectual property or confidential business information due to a cyber-attack could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. We are subject to U.S. Department of Defense regulations applicable to certain types of data residing on or transiting through our information systems, and these regulations have been and will continue to be incorporated into certain U.S. Department of Defense contracts that we hold. To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances. As a result, we expect to continue to devote additional resources to the security of our information technology systems, operating technology systems, products and services. More resources may be required in the defense arena to the extent the U.S. Government increases its cybersecurity mandates. Unauthorized access to or control of our products, data, devices or systems could impact the safety of our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including GDPR, Health Insurance Portability and Accountability Act, Payment Card Industry Data Security Standard, and California Consumer Privacy Act and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. The systemic cybersecurity risk environment is elevated, in part by remote working driven by COVID pandemic concerns, particularly at our customer and supplier partner organizations.
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
Stock markets in general, including the New York Stock Exchange on which our Common Stock is listed, have experienced a high degree of price and volume fluctuations that are not necessarily related to operating performance of the listed companies. In addition to general economic, political and market conditions, such volatility may be related to: (i) changes from analysts’ expectations in revenues, earnings and other financial results; (ii) strategic actions by other competitors; (iii) changes to budgets or policies of the U.S. and other governments; and (iv) other risks described in this report. We cannot provide assurances as to our Common Stock price, which during fiscal 2021 ranged from a low of $350.01 to a high of $465.40.

Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
The Company has 77 principal operating facilities in 20 states and 10 foreign countries. The Company’s executive offices are located in Thousand Oaks, California. Our principal research and development center is also located in Thousand Oaks, California. The Digital Imaging segment has principal operations in the United States, the United Kingdom, Canada, France, Sweden, the Netherlands, Belgium, Estonia and the United Arab Emirates, the Instrumentation segment has principal operations in the United States, the United Kingdom, Denmark and France, the Aerospace and Defense Electronics segment with principal operations in the United States and the United Kingdom and the Engineered Systems segment has principal operations in the United States. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.

Item 3.	Legal Proceedings
From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business including lawsuits, claims or proceedings pertaining to product liability, personal injury, patent infringement, commercial contracts, employment and employee benefits. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our business, financial condition or liquidity.

Item 4.	Mine Safety Disclosures
No information is required in response to this item.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY”.
As of February 23, 2022, there were 2,520 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
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
Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include factory automation and condition monitoring, aerospace and defense, air and water quality environmental monitoring, electronics design and development, medical imaging and pharmaceutical research, oceanographic research, and deepwater energy exploration and production. Following the 2021 acquisition of FLIR Systems, Inc. ( “FLIR”), we further evolved into a global sensing and decision-support technology company: providing specialty sensors, cameras, instrumentation, algorithms and software across the electromagnetic spectrum, as well as unmanned systems, in the subsea, land and air domains. We differentiate ourselves from many of our direct competitors by having a customer and Company-sponsored applied research center that augments our product development expertise. We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.

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
In connection with this strategy, on May 14, 2021, Teledyne completed the acquisition of FLIR, our largest acquisition to date. In addition to the acquisition of FLIR, we made one acquisition in 2020 and three acquisitions in 2019. See the Recent Acquisitions section for additional information.

COVID and Other Matters
With regard to the COVID pandemic, our first priority remains the health and safety of our employees and their families. Our manufacturing sites are deemed essential businesses and remain operational. Since the beginning of the COVID pandemic, we have practiced social distancing, enhanced cleaning protocols, increased usage of personal protective equipment and other preventative measures. Although the COVID pandemic continued to impact our business operations and practices, we experienced limited disruptions in 2021. We expect to continue to take robust actions to help protect the health, safety and well-being of our employees, to support continued performance, to support our suppliers and partners and to continue to serve our customers. Our goals have been, and continue to be to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied depending on the severity of the COVID pandemic and applicable government requirements, the needs of our employees, the needs of our customers and the needs of our business. Contingency plans remain in place in the event of significant impacts from COVID infection resurgences, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.
While no company is immune to global economic challenges, Teledyne's business portfolio is well-balanced across end markets and geographies, and includes a high degree of businesses serving critical infrastructure sectors such as the defense industrial base, water and wastewater, and healthcare and public health. However, given the continuing dynamic nature of this situation, we may not fully estimate the impacts of COVID on our financial condition, results of operations or cash flows.
We have experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. We expect inflationary and supply chain constraint trends to continue in 2022.
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of the COVID pandemic, beginning in 2020 we took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. We also exited certain facilities no longer needed. In 2021, we took actions to integrate FLIR into our businesses resulting in higher severance and facility closure costs in the Digital Imaging segment. At January 2, 2022, an immaterial amount remains to be paid related to these actions.

The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2021	2020	2019
Digital Imaging	$23.9	$2.9	$1.1
Instrumentation	1.3	5.9	1.5
Aerospace and Defense Electronics	0.7	11.1	0.5
Engineered Systems	0.4	0.5	0.1
Corporate	0.1	0.4	—
Total	$26.4	$20.8	$3.2

	2021	2020	2019
Severance	$14.5	$16.0	$3.5
Facility consolidations (a)	11.9	4.8	(0.3)
Total	$26.4	$20.8	$3.2
(a) 2019 includes the reversal of certain amounts recorded in 2018 no longer needed.

	2021	2020	2019
Cost of sales	$2.4	$10.3	$0.8
Selling, general and administrative expenses	24.0	10.5	2.4
Total	$26.4	$20.8	$3.2
Recent Acquisitions
See Note 3 of the Notes to Consolidated Financial Statements for additional information about our recent acquisitions.
Acquisition of FLIR Systems, Inc.
On May 14, 2021, Teledyne acquired the outstanding stock of FLIR for approximately $8.1 billion, comprising of net cash payments of $3.7 billion, $3.9 billion of Teledyne common stock, and the assumption of FLIR debt of $0.5 billion. FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, and Teledyne issued approximately 9.5 million shares of common stock at $409.41 per share. See Note 9 to these Notes to Consolidated Financial Statements for information regarding financing activities undertaken in connection with the FLIR acquisition.
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
The significant factors that resulted in recognition of goodwill include the acquired businesses market presence and leading positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. Goodwill resulting from the FLIR acquisition will not be deductible for tax purposes.
We are accounting for the FLIR acquisition under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of January 2, 2022, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the FLIR acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The Company is in the process of reviewing a third-party valuation of certain intangible assets and tangible assets of FLIR. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded as of January 2, 2022 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
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
Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2021 and 2019 contained 52 weeks while fiscal year 2020 contained 53 weeks. Certain prior year amounts have been reclassified to conform to the current period presentation. The Company now discloses acquired intangible asset amortization on a separate income statement line. Acquired intangible asset amortization was previously included in selling, general and administrative expenses. In addition, the Company now discloses the balance of long-term deferred tax liabilities on the face of the balance sheet. Long-term deferred tax liabilities was previously included in other long-term liabilities.
The following are selected financial highlights for 2021, 2020 and 2019 (in millions, except per-share amounts):

	2021	2020	2019
Net sales	$4,614.3	$3,086.2	$3,163.6
Costs and expenses
Cost of sales	2,772.9	1,905.3	1,920.3
Selling, general and administrative expenses (a)	1,067.8	662.0	715.1
Acquired intangible asset amortization (a)	149.3	38.8	36.5
Total costs and expenses	3,990.0	2,606.1	2,671.9

Operating income	624.3	480.1	491.7
Interest and debt expense, net	(104.2)	(15.3)	(21.0)
Non-service retirement benefit income	11.2	12.1	8.0
Other income (expense), net	2.5	(7.2)	(5.0)
Income before income taxes	533.8	469.7	473.7
Provision for income taxes	88.5	67.8	71.4
Net income	$445.3	$401.9	$402.3

Basic earnings per common share	$10.31	$10.95	$11.08

Diluted earnings per common share	$10.05	$10.62	$10.73
(a)     Acquired intangible asset amortization was previously included in selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation.

Our businesses are aligned in four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total net sales in 2021, 2020 and 2019 are summarized in the following table:

	Percentage of Total Net Sales
Segment contribution to total net sales:	2021	2020	2019
Digital Imaging	52%	32%	31%
Instrumentation	25%	35%	35%
Aerospace and Defense Electronics	14%	19%	22%
Engineered Systems	9%	14%	12%
	100%	100%	100%

Results of Operations
2021 compared with 2020

Net sales (dollars in millions)	2021	2020	% Change

Digital Imaging	$2,412.9	$986.0	144.7%
Instrumentation	1,166.9	1,094.5	6.6%
Aerospace and Defense Electronics	628.7	589.4	6.7%
Engineered Systems	405.8	416.3	(2.5)%
Total net sales	$4,614.3	$3,086.2	49.5%

Results of operations (dollars in millions)	2021	2020	% Change

Digital Imaging	$325.6	$192.8	68.9%
Instrumentation	253.7	213.2	19.0%
Aerospace and Defense Electronics	133.2	80.8	64.9%
Engineered Systems	48.6	50.1	(3.0)%
Corporate expense	(136.8)	(56.8)	140.8%
Operating income	624.3	480.1	30.0%
Interest and debt expense, net	(104.2)	(15.3)	581.0%
Non-service retirement benefit income	11.2	12.1	(7.4)%
Other income (expense), net	2.5	(7.2)	*
Income before income taxes	533.8	469.7	13.6%
Provision for income taxes	88.5	67.8	30.5%
Net income	$445.3	$401.9	10.8%
 * not meaningful

Net sales and cost of sales by segment and total company (dollars in millions):

	2021	2020	Change
Digital Imaging
Net sales	$2,412.9	$986.0	$1,426.9
Cost of sales	$1,421.7	$569.2	$852.5
Cost of sales % of net sales	58.9%	57.7%

Instrumentation
Net sales	$1,166.9	$1,094.5	$72.4
Cost of sales	$617.8	$603.4	$14.4
Cost of sales % of net sales	53.0%	55.1%

Aerospace and Defense Electronics
Net sales	$628.7	$589.4	$39.3
Cost of sales	$400.9	$395.1	$5.8
Cost of sales % of net sales	63.8%	67.0%

Engineered Systems
Net sales	$405.8	$416.3	$(10.5)
Cost of sales	$332.5	$337.6	$(5.1)
Cost of sales % of net sales	81.9%	81.1%

Total Company
Net sales	$4,614.3	$3,086.2	$1,528.1
Cost of sales	$2,772.9	$1,905.3	$867.6
Cost of sales % of net sales	60.1%	61.7%

We reported net sales of $4,614.3 million in 2021, compared with net sales of $3,086.2 million for 2020, an increase of 49.5%. Net income increased 10.8% to $445.3 million ($10.05 per diluted share) in 2021, compared with net income of $401.9 million ($10.62 per diluted share) in 2020.
Total year 2021 net sales included $1,273.6 million in incremental net sales from the acquisition of FLIR. In connection with the 2021 FLIR acquisition, Teledyne incurred pretax expenses of $350.3 million, which included $110.3 million in acquired intangible asset amortization expense, $106.4 million in acquired inventory step-up expense, $103.0 million of transaction and integration-related costs and $30.6 million in bridge loan and debt extinguishment fees. Total year 2021 also included $39.0 million of acquired intangible asset amortization expense for acquisitions completed in prior periods. Total year 2020 included pretax charges of $72.1 million which included $38.8 million in acquired intangible asset amortization expense and $33.3 million in severance, facility consolidation and other costs. Net income for 2021 and 2020 also included net discrete tax benefits of $34.7 million and $34.6 million, respectively.
Net sales
The increase in net sales in 2021, compared with 2020, reflected higher net sales in each segment except the Engineered Systems segment. Total year 2021 also included net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth.
Sales under contracts with the U.S. Government were approximately 26% of net sales in both 2021 and in 2020. Sales to international customers represented approximately 47% of net sales in 2021 and 45% of net sales in 2020.
Cost of Sales
Cost of sales increased by $867.6 million in 2021, compared with 2020, which primarily reflected the impact of higher net sales and $106.4 million in acquired inventory step-up expense from the acquisition of FLIR. Cost of sales as a percentage of net sales for 2021 was 60.1%, compared with 61.7% for 2020. The lower cost of sales percentage in 2021, primarily reflects the impact of the FLIR acquisition which carries a lower cost of sales percentage than the other Teledyne businesses, partially offset by the impact of acquired inventory step-up expense from the acquisition of FLIR.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development expense, were higher in 2021, compared with 2020, and primarily reflected the impact of higher net sales, as well as $102.7 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition and higher research and development expense. Corporate administrative expense in 2021 was $136.8 million, compared with $56.8 million in 2020. The higher 2021 amount included $77.1 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. For 2021, we recorded a total of $20.0 million in stock option expense, of which $6.1 million was recorded within corporate expense and $13.9 million was recorded in the operating segment results. For 2020, we recorded a total of $24.7 million in stock option expense, of which $7.2 million was recorded within corporate expense and $17.5 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of net sales was 23.2% for 2021, compared with 21.5% for 2020. The higher percentage in 2021 primarily reflected the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for 2021 was $149.3 million, compared with $38.8 million for 2020. The 2021 includes $110.3 million in acquired intangible asset amortization from the FLIR acquisition.
Pension Service Expense
Pension service expense is included in both cost of sales and selling, general and administrative expense. Pension service expense in 2021 was $10.6 million compared with $10.4 million in 2020.
Operating Income
Operating income for 2021 was $624.3 million, compared with $480.1 million for 2020, an increase of 30.0%. The increase in operating income primarily reflected higher operating income in each segment except the Engineered Systems segment. Corporate expense was $136.8 million in 2021 compared with $56.8 million and included $77.1 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition in 2021. Operating income in 2021 and 2020 included charges of $26.4 million and $33.3 million, respectively, primarily related to severance, facility consolidation and other costs. Of these amounts, severance and facility consolidation expense totaled $26.4 million in 2021 and $20.8 million in 2020. The incremental operating income included in the results for 2021 from the FLIR acquisitions was $80.4 million, which included $242.6 million of acquisition-related transaction and purchase accounting expenses.
Interest Expense, Interest Income, Non-Service Retirement Benefit Income and Other Expense
Interest expense, including credit facility fees and other bank charges, was $104.8 million in 2021, compared with $15.8 million in 2020. The 2021 amount primarily reflected interest and debt expense on the debt incurred to fund the cash portion of the FLIR acquisition, which included $30.6 million in bridge loan and debt extinguishment fees. Interest income was less than $1.0 million in both 2021 and 2020. Non-service retirement benefit income was $11.2 million in 2021, compared with $12.1 million in 2020. Other income and expense was income of $2.5 million for 2021, compared with expense of $7.2 million in 2020. The 2020 amount reflected higher foreign currency translation losses.
Income Taxes
The Company’s effective tax rate for 2021 was 16.6%, compared with 14.4% for 2020. For 2021, net discrete income tax benefits were $34.7 million, which included an income tax benefit of $18.2 million primarily related to the resolution of certain FLIR tax reserves and a $13.1 million income tax benefit related to share-based accounting. For 2020, net discrete income tax benefits were $34.6 million, which included a $20.9 million income tax benefit related to share-based accounting, $9.8 million in income tax benefit related to U.S. export sales, U.S. research credits and other items. Excluding the net discrete income tax benefits in both years, the effective tax rates would have been 23.1% for 2021 and 21.8% for 2020.

2020 compared with 2019

Net sales (dollars in millions)	2020	2019	% Change

Digital Imaging	$986.0	$992.9	(0.7)%
Instrumentation	1,094.5	1,105.1	(1.0)%
Aerospace and Defense Electronics	589.4	690.1	(14.6)%
Engineered Systems	416.3	375.5	10.9%
Total sales	$3,086.2	$3,163.6	(2.4)%

Results of operations (dollars in millions)	2020	2019	% Change

Digital Imaging	$192.8	$176.5	9.2%
Instrumentation	213.2	200.4	6.4%
Aerospace and Defense Electronics	80.8	143.4	(43.7)%
Engineered Systems	50.1	36.5	37.3%
Corporate expense	(56.8)	(65.1)	(12.7)%
Operating income	480.1	491.7	(2.4)%
Interest and debt expense, net	(15.3)	(21.0)	(27.1)%
Non-service retirement benefit income	12.1	8.0	51.3%
Other expense, net	(7.2)	(5.0)	44.0%
Income before income taxes	469.7	473.7	(0.8)%
Provision for income taxes	67.8	71.4	(5.0)%
Net income	$401.9	$402.3	(0.1)%

Net sales and cost of sales by segment and total company (dollars in millions):

	2020	2019	Change
Digital Imaging
Net sales	$986.0	$992.9	$(6.9)
Cost of sales	$569.2	$580.6	$(11.4)
Cost of sales % of net sales	57.7%	58.5%

Instrumentation
Net sales	$1,094.5	$1,105.1	$(10.6)
Cost of sales	$603.4	$612.8	$(9.4)
Cost of sales % of net sales	55.1%	55.5%

Aerospace and Defense Electronics
Net sales	$589.4	$690.1	$(100.7)
Cost of sales	$395.1	$414.7	$(19.6)
Cost of sales % of net sales	67.0%	60.1%

Engineered Systems
Net sales	$416.3	$375.5	$40.8
Cost of sales	$337.6	$312.2	$25.4
Cost of sales % of net sales	81.1%	83.1%

Total Company
Net sales	$3,086.2	$3,163.6	$(77.4)
Cost of sales	$1,905.3	$1,920.3	$(15.0)
Cost of sales % of net sales	61.7%	60.7%

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
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development expense, were lower in 2020, compared with 2019. The decrease primarily reflected the impact of lower net sales. Corporate administrative expense in 2020 was $56.8 million, compared with $65.1 million in 2019. The lower 2020 amount primarily reflected lower compensation expense. For 2020, we recorded a total of $24.7 million in stock option expense, of which $7.2 million was recorded within corporate expense and $17.5 million was recorded in the operating segment results. For 2019, we recorded a total of $26.1 million in stock option expense, of which $9.7 million was recorded within corporate expense and $16.4 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of net sales was 21.5% for 2020, compared with 22.6% for 2019.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for 2020 was $38.8 million, compared with $36.5 million for 2019.
Pension Service Expense
Pension service expense is included in both cost of sales and selling, general and administrative expense. Pension service expense in 2020 was $10.4 million compared with $9.4 million in 2019.
Operating Income
Operating income for 2020 was $480.1 million, compared with $491.7 million for 2019, a decrease of 2.4%. The decrease in operating income primarily reflected lower operating income in the Aerospace and Defense Electronics segment, partially offset by higher operating income in our other three segments. Operating income in 2020 and 2019 included charges of $33.3 million and $8.8 million, respectively, primarily related to severance, facility consolidation and acquisition expense and certain changes in contract cost estimates. Of these amounts, severance and facility consolidation expense totaled $20.8 million in 2020 and $3.2 million in 2019. The incremental operating income included in the results for 2020 from acquisitions was $4.1 million.
Interest Expense, Interest Income, Non-Service Retirement Benefit Income and Other Expense
Interest expense, including credit facility fees and other bank charges, was $15.8 million in 2020 compared with $22.0 million in 2019 and reflected the impact of lower average debt levels in 2020. Interest income was $0.5 million in 2020 and $1.0 million in 2019. Non-service retirement benefit income was $12.1 million in 2020, compared with $8.0 million in 2019. Other expense was $7.2 million for 2020, compared with expense of $5.0 million in 2019 and reflected higher foreign currency translation losses.
Income Taxes
The Company’s effective tax rate for 2020 was 14.4%, compared with 15.1% for 2019. For 2020, net discrete income tax benefits were $34.6 million, which included a $20.9 million income tax benefit related to share-based accounting, $9.8 million primarily related to U.S. export sales, U.S. research credits and other items. For 2019, net discrete income tax benefits were $26.1 million, which included a $15.4 million income tax benefit related to share-based accounting, $13.1 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations, a favorable tax settlement and a tax benefit related to U.S. export sales. Excluding the net discrete income tax benefits in both years, the effective tax rates would have been 21.8% for 2020 and 20.6% for 2019.

Segments
The following discussion of our four segments should be read in conjunction with Note 12 of the Notes to Consolidated Financial Statements.
Digital Imaging

(Dollars in millions)	2021 (a)	2020	2019
Net sales	$2,412.9	$986.0	$992.9
Cost of sales	$1,421.7	$569.2	$580.6
Selling, general and administrative expenses (b)	$537.2	$205.9	$217.2
Acquired intangible asset amortization (b)	$128.4	$18.1	$18.6
Operating income	$325.6	$192.8	$176.5
Cost of sales % of net sales	58.9%	57.7%	58.5%
Selling, general and administrative expenses % of net sales	22.3%	20.9%	21.9%
Acquired intangible asset amortization % of net sales	5.3%	1.8%	1.8%
Operating income % of net sales	13.5%	19.6%	17.8%
International sales % of net sales	55.1%	60.8%	59.7%
U.S. Government sales % of net sales	21.4%	12.3%	10.8%
(a)     On May 14, 2021, the Company completed the acquisition of FLIR, and the 2021 financial results of FLIR have been included since the date of the acquisition.
(b)    Acquired intangible asset amortization was previously included in selling, general and administrative expenses.
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. It also includes our sponsored and centralized research laboratories which benefit government programs and commercial businesses. Teledyne acquired FLIR in May 2021. FLIR offers a diversified portfolio that serves a number of applications in government and defense, industrial, and commercial markets. FLIR develops technologies that enhance perception and awareness. FLIR designs, develops, markets, and distributes solutions that detect people, objects and substances that may not be perceived by human senses and improve the way people interact with the world around them. FLIR technologies include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions.
2021 compared with 2020
Our Digital Imaging segment net sales for 2021 increased 144.7%, compared with 2020. Operating income for 2021 increased 68.9%, compared with 2020.
Total year 2021 net sales included $1,273.6 million of incremental net sales from the FLIR acquisition as well as organic sales growth from industrial and scientific sensors and cameras, x-ray products, micro-electro-mechanical systems (“MEMS”) and detectors for space imaging applications, partially offset by lower sales for geospatial imaging systems. The increase in operating income in the 2021 reflected the contribution from FLIR, partially offset by $242.6 million of FLIR acquisition-related transaction and purchase accounting expenses, which included $110.3 million in acquired intangible asset amortization expense, $106.4 million in inventory step-up expense and $25.9 million of integration-related costs. The increase in operating income also reflected the impact of organic sales growth. The incremental operating income included in the results for 2021 from the FLIR acquisition was $80.4 million, which included $242.6 million of acquisition-related transaction and purchase accounting expenses.
Cost of sales for 2021 increased by $852.5 million, compared with 2020, and reflected the impact of higher net sales and $106.4 million in acquired inventory step-up expense relating to the acquisition of FLIR. The cost of sales percentage in 2021 increased to 58.9% compared with 57.7% in 2020 and reflected the impact of acquired inventory step-up expense. Selling, general and administrative expenses for 2021 increased to $537.2 million, compared with $205.9 million in 2020 and reflected the impact of higher net sales, as well as the acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The selling, general and administrative expense percentage increased to 22.3% in 2021 from 20.9% in 2020 and reflected the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.
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

Cost of sales for 2020 decreased by $11.4 million, compared with 2019, and reflected the impact of lower net sales. The cost of sales percentage in 2020 decreased to 57.7% compared with 58.5% in 2019. Selling, general and administrative expenses for 2020 decreased to $205.9 million, compared with $217.2 million in 2019 and reflected the impact of lower net sales and lower research and development expense. The selling, general and administrative expense percentage decreased to 20.9% in 2020 from 21.9% in 2019 and reflected the impact of lower selling and research and development expense.
Instrumentation

(Dollars in millions)	2021	2020	2019
Net sales	$1,166.9	$1,094.5	$1,105.1
Cost of sales	$617.8	$603.4	$612.8
Selling, general and administrative expenses (a)	$275.3	$258.1	$274.9
Acquired intangible asset amortization (a)	$20.1	$19.8	$17.0
Operating income	$253.7	$213.2	$200.4
Cost of sales % of net sales	53.0%	55.1%	55.5%
Selling, general and administrative expenses % of net sales	23.6%	23.6%	24.9%
Acquired intangible asset amortization % of net sales	1.7%	1.8%	1.5%
Operating income % of net sales	21.7%	19.5%	18.1%
International sales % of net sales	56.1%	57.0%	54.8%
U.S. Government sales % of net sales	7.9%	7.4%	7.3%
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
2021 compared with 2020
Our Instrumentation segment net sales for 2021 increased 6.6%, compared with 2020. Operating income for 2021 increased 19.0%, compared with 2020.
The 2021 net sales increase primarily resulted from higher sales of test and measurement instrumentation and environmental instrumentation, partially offset by lower sales of marine instrumentation. Sales of test and measurement instrumentation and environmental instrumentation increased $39.6 million and $35.0 million, respectively. Sales of marine instrumentation decreased $2.2 million. The increase in operating income in 2021 reflected the impact of higher sales and improved margins across most product categories resulting from ongoing margin improvement initiatives.
Cost of sales increased by $14.4 million in 2021, compared with 2020, and primarily reflected the impact of higher net sales. The cost of sales percentage decreased to 53.0% in 2021 from 55.1% in 2020. Selling, general and administrative expenses, including research and development expense, in 2021, increased by $17.2 million, compared with 2020, and reflected the impact of higher net sales, $6.0 million in higher research and development expense, partially offset by $4.6 million in lower severance and facility consolidation expense. Selling, general and administrative expenses for 2021, as a percentage of sales, remained at 23.6%.
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
Cost of sales decreased by $9.4 million in 2020, compared with 2019, and primarily reflected the impact of lower net sales. The cost of sales percentage decreased slightly to 55.1% in 2020 from 55.5% in 2019. Selling, general and administrative expenses, including research and development expense, in 2020, decreased by $16.8 million, compared with 2019, and reflected the impact of lower sales, $3.0 million in lower research and development expense, partially offset by higher severance, facility consolidation and acquisition expense. Selling, general and administrative expenses for 2020, as a percentage of sales, decreased to 23.6%, compared with 24.9% for 2019, and reflected the impact of $3.0 million in lower research and development expense, partially offset by the impact of higher severance and facility consolidation and acquisition expense.

Aerospace and Defense Electronics

(Dollars in millions)	2021	2020	2019
Net sales	$628.7	$589.4	$690.1
Cost of sales	$400.9	$395.1	$414.7
Selling, general and administrative expenses (a)	$93.8	$112.6	$131.1
Acquired intangible asset amortization (a)	$0.8	$0.9	$0.9
Operating income	$133.2	$80.8	$143.4
Cost of sales % of net sales	63.8%	67.0%	60.1%
Selling, general and administrative expenses % of net sales	14.9%	19.1%	19.0%
Acquired intangible asset amortization % of net sales	0.1%	0.2%	0.1%
Operating income % of net sales	21.2%	13.7%	20.8%
International sales % of net sales	25.4%	27.1%	27.4%
U.S. Government sales % of net sales	36.2%	39.0%	32.6%
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
2021 compared with 2020
Our Aerospace and Defense Electronics segment net sales for 2021 increased 6.7%, compared with 2020. Operating income for 2021 increased 64.9%, compared with 2020.
The 2021 net sales increase reflected $32.4 million of higher sales for defense and space electronics and $6.9 million for aerospace electronics. The increase in operating income for 2021 primarily reflected the impact of higher sales, $10.4 million of lower severance, facility consolidation cost and lower research and development expense of $11.8 million. The lower research and development expense primarily reflected lower spending for aerospace electronics.
Cost of sales for 2021 increased by $5.8 million, compared with 2020, and reflected the impact of higher net sales, partially offset by the impact of lower severance and facility consolidation costs. Cost of sales as a percentage of net sales for 2021 decreased to 63.8% from 67.0% in 2020 and reflected the impact of lower severance, facility consolidation costs. Selling, general and administrative expenses, including research and development expense, decreased to $93.8 million in 2021, from $112.6 million in 2020 and reflected impact of lower severance, facility consolidation and lower research and development expense. The selling, general and administrative expense percentage was 14.9% in 2021 compared to 19.1% in 2020 and reflected impact of lower severance, facility consolidation and lower research and development expense.
2020 compared with 2019
Our Aerospace and Defense Electronics segment net sales for 2020 decreased 14.6%, compared with 2019. Operating income for 2020 decreased 43.7%, compared with 2019.
The 2020 net sales decrease reflected $94.8 million of lower sales of aerospace electronics and lower sales of $5.9 million of defense electronics. The weakness in the commercial aerospace industry, due to COVID, negatively affected sales of aerospace electronics. The decrease in operating income in 2020 primarily reflected the impact of lower sales and $18.3 million of higher severance, facility consolidation expense and certain unfavorable changes in contract cost estimates.
Cost of sales for 2020 decreased by $19.6 million, compared with 2019, and reflected the impact of lower net sales. Cost of sales as a percentage of net sales for 2020 increased to 67.0% from 60.1% in 2019 and reflected the impact of higher severance, facility consolidation expense and certain unfavorable changes in contract cost estimates. Selling, general and administrative expenses, including research and development expense, decreased to $112.6 million in 2020, from $131.1 million in 2019 and reflected the impact of lower net sales, partially offset by higher severance and facility consolidation expense. The selling, general and administrative expense percentage was 19.1% in 2020 compared to 19.0% in 2019.

Engineered Systems

(Dollars in millions)	2021	2020	2019
Net sales	$405.8	$416.3	$375.5
Cost of sales	$332.5	$337.6	$312.2
Selling, general and administrative expenses	$24.7	$28.6	$26.8
Operating income	$48.6	$50.1	$36.5
Cost of sales % of net sales	81.9%	81.1%	83.1%
Selling, general and administrative expenses % of net sales	6.1%	6.9%	7.2%
Operating income % of net sales	12.0%	12.0%	9.7%
International sales % of net sales	0.9%	0.7%	1.1%
U.S. Government sales % of net sales	88.3%	92.9%	92.3%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications, including the design and manufacture of electrochemical energy systems.
2021 compared with 2020
Our Engineered Systems segment net sales for 2021 decreased 2.5%, compared with 2020. Operating income for 2021 decreased 3.0%, compared with 2020.
The 2021 net sales decrease primarily reflected lower sales of $19.1 million for turbine engines, partially offset by higher sales of $8.3 million for engineered products $0.3 million for energy systems. The higher net sales for engineered products primarily reflected increased sales from missile defense, medical modeling and analysis, and marine and other manufacturing programs. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021. Operating income in 2021 primarily reflected the impact of lower sales.
Cost of sales for 2021 decreased by $5.1 million, compared with 2020, and primarily reflected the impact of lower net sales. Cost of sales as a percentage of net sales for 2021 increased slightly to 81.9%, compared with 81.1% in 2020. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $24.7 million in 2021, compared with $28.6 million in 2020. The selling, general and administrative expense percentage decreased slightly to 6.1% for 2021, compared with 6.9% in 2020.
2020 compared with 2019
Our Engineered Systems segment net sales for 2020 increased 10.9%, compared with 2019. Operating income for 2020 increased 37.3%, compared with 2019.
The 2020 net sales increase reflected higher sales of $35.2 million of engineered products and services and $8.4 million of turbine engines, partially offset by lower sales of $2.8 million of energy systems products. The higher sales of engineered products and services primarily reflected increased sales from marine, space, nuclear and other manufacturing programs, as well as electronic manufacturing services products, partially offset by lower sales related to missile defense. The higher sales of turbine engines reflected increased sales for the Harpoon missile program. Operating income in 2020 reflected the impact of higher sales and a greater mix of higher margin fixed-price manufacturing programs.
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

Financial Condition, Liquidity and Capital Resources
Principal Cash and Capital Requirements
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility and the debt financing arrangement described below will be sufficient to meet these requirements. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
Credit Facility, Senior Notes and Term Loan

Long-term debt (dollars in millions, except as noted):	January 2, 2022	January 3, 2021
$1.15 billion credit facility due March 2026, weighted average variable rate of 1.20% at January 2, 2022 and 1.05% at January 3, 2021	$125.0	$125.0
Term loan due October 2024, variable rate of 1.35% at January 2, 2022 and 1.15% at January 3, 2021, swapped to a Euro fixed rate of 0.612%	150.6	150.0
0.65% Fixed Rate Senior Notes due April 2023	300.0	—
0.95% Fixed Rate Senior Notes due April 2024, callable after April 2022	450.0	—
1.60% Fixed Rate Senior Notes due April 2026	450.0	—
2.25% Fixed Rate Senior Notes due April 2028	700.0	—
2.50% Fixed Rate Senior Notes due August 2030	500.0	—
2.75% Fixed Rate Senior Notes due April 2031	1,100.0	—
Term loan due May 2026, variable rate of 1.35% at January 2, 2022	355.0	—
3.09% Fixed Rate Senior Notes due December 2021	—	95.0
3.28% Fixed Rate Senior Notes due November 2022	—	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	—	61.1
0.92% €100 Million Fixed Rate Senior Notes due April 2023	—	122.1
1.09% €100 Million Fixed Rate Senior Notes due April 2024	—	122.1
Other debt	0.7	4.0
Debt issuance costs	(31.9)	(0.8)
Total long-term debt	4,099.4	778.5
Current portion of long-term debt	—	(97.6)
Total long-term debt, net of current portion	$4,099.4	$680.9
At January 2, 2022, we had $281.9 million in outstanding letters of credit. Of this amount, $244.6 million was released in February 2022.
Our credit facility, senior notes and term loan agreement require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 2, 2022, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below.
Financial covenant ratios and the actual ratios at January 2, 2022:

$1.15 billion Credit Facility expires March 2026, $1.0 billion term loan due May 2026 and $150.0 million term loan due October 2024 (issued October 2019)

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 4.75 to 1	2.913 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	10.6 to 1

(a) The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our $1.15 billion credit agreement. Requirement changes to 4.5 to 1 for the second and third quarter of 2022 and to 4.0 to 1 for the fourth quarter of 2022 and 3.5 to 1 thereafter.
(b) The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our $1.15 billion credit agreement.
Available borrowing capacity under the $1.15 billion credit facility, which is reduced by borrowings and $281.9 million in outstanding letters of credit, was $759.2 million at January 2, 2022. Of the $281.9 million in outstanding letters of credit, $244.6 million was released in February 2022. See Note 9, Long-Term Debt to these Consolidated Financial Statements for additional information regarding our credit facility and term loan.

Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 2, 2022:

Contractual obligations (in millions):	2022	2023	2024	2025	2026	After 2026	Total
Debt obligations	$—	$300.2	$600.7	$0.1	$930.2	$2,300.1	$4,131.3
Interest expense (a)	81.6	80.0	76.1	73.6	63.1	194.2	568.6
Operating lease obligations (b)	33.5	29.9	24.3	21.7	18.6	65.4	193.4
Purchase obligations (c)	264.4	10.3	6.4	1.2	0.6	0.9	283.8
Total	$379.5	$420.4	$707.5	$96.6	$1,012.5	$2,560.6	$5,177.1

(a)    Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2021 and is assumed to be paid at the end of each quarter with the final payment in March 2026 when the credit facility expires.
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
Unrecognized tax benefits of $402.0 million and accrued interest and penalties on these tax matters of $160.8 million are not included in the table above. As discussed in Note 10 of the Notes to Consolidated Financial Statements, Teledyne paid $296.4 million in February 2022 for the Swedish tax matter, including accrued interest and penalties. The remaining unrecognized tax benefits and accrued interest and penalties are not included in the table above because $52.9 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At January 2, 2022, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plans for 2022. Our minimum funding requirements after 2021 as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2022 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, future cash contributions are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 11 of the Notes to Consolidated Financial Statements. Teledyne intends to continue to monitor and manage its defined benefit pension plans obligation and may take additional actions to manage risk in the future.
Operating Activities
In 2021, net cash provided by operating activities was $824.6 million, compared with $618.9 million in 2020 and $482.1 million in 2019. The higher cash provided by operating activities in 2021, compared with 2020, reflected the impact of higher net income and the cash flow contribution from FLIR, partially offset by $9.1 million of higher income tax payments. The higher cash provided by operating activities in 2020, compared with 2019, was driven by the timing of accounts receivable collections, cash flow from recent acquisitions and $35.6 million of lower income tax payments.
Free cash flow (cash provided by operating activities less capital expenditures) was $723.0 million in 2021, compared with $547.5 million in 2020 and $393.7 million in 2019.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2021	2020	2019
Cash provided by operating activities	$824.6	$618.9	$482.1
Capital expenditures for property, plant and equipment	(101.6)	(71.4)	(88.4)
Free cash flow	$723.0	$547.5	$393.7

a) We define free cash flow as cash provided by operating activities (a measure prescribed by generally accepted accounting principles) less capital expenditures for property, plant and equipment. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing our ability to generate cash flow.
On January 26, 2022, the Administrative Court of Appeal in Stockholm, Sweden generally affirmed the March 2020 ruling of the First Instance Court and determined a tax liability in the amount of SEK 2.765 billion. Teledyne paid the tax on February 2, 2022 totaling $296.4 million.

Investing Activities
Net cash used in investing activities was $3,824.3 million, $99.4 million and $571.9 million for 2021, 2020 and 2019, respectively. Cash flows relating to investing activities consist primarily of cash used for acquisitions and other investments and capital expenditures.

Capital expenditures (in millions):	2021	2020	2019
Digital Imaging	$64.2	$33.4	$45.2
Instrumentation	13.3	18.0	18.9
Aerospace and Defense Electronics	8.4	10.4	19.0
Engineered Systems	12.9	7.5	3.6
Corporate	2.8	2.1	1.7
	$101.6	$71.4	$88.4
During 2022, we plan to invest approximately $100.0 million in capital expenditures, principally to upgrade facilities and manufacturing equipment.
Acquisitions
Investing activities used cash for acquisitions and other investments of $3,723.3 million, $29.0 million and $484.0 million, in 2021, 2020 and 2019, respectively (see “Recent Acquisitions”). Teledyne funded the acquisitions from borrowings under its credit facilities, issuance of senior notes and term loans, the issuance of Teledyne common stock and cash on hand.
For all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition.
The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions and other investments made in 2021 and 2020 (in millions):

	2021
Acquisition	Acquisition date	Consideration Transferred(a)	Goodwill Acquired	Acquired Intangible Assets
FLIR	May 14, 2021	$7,620.9	$5,905.5	$2,490.0
(a) Net of cash acquired. The consideration included approximately $3.9 billion of Teledyne shares issued to existing shareholders of the acquired company. This $3.9 billion of equity consideration is a non-cash transaction. An immaterial portion of the cash consideration for certain vested FLIR restricted stock awards was deferred at the election of the award holder and will be paid out in future periods.

	2020
Acquisition	Acquisition date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
OakGate Technology, Inc.	January 5, 2020	$28.5	$16.9	$7.0
Purchase price adjustment - Micralyne Inc. (acquired in 2019)		0.5	—	—
Total		$29.0	$16.9	$7.0
(a) Net of cash acquired .
Goodwill resulting from the OakGate and Micralyne acquisitions will not be deductible for tax purposes.
Financing Activities
Financing activities for 2021 reflected net proceeds from debt of $2,834.2 million, compared with net payments on debt of $98.1 million in 2020 and net proceeds from debt of $108.8 million for 2019. Fiscal years 2021, 2020 and 2019 reflect proceeds from the exercise of stock options of $25.4 million, $36.3 million and $34.6 million, respectively.
In the first quarter of 2021, Teledyne completed various financing activities related to the then pending acquisition of FLIR. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the acquisition of FLIR and terminated the $4.5 billion stand-by bridge facility. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. Teledyne may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. In addition, we guaranteed FLIR’s $500.0 million, 2.50% Fixed Rate Senior Notes due August 2030.

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
Other Matters
Pension Plans
Teledyne has two domestic qualified defined benefit pension plans covering substantially all U.S. employees hired before January 1, 2004, or approximately 6% of Teledyne’s active employees as of January 2, 2022. As of January 1, 2004, new U.S. hires participate in a domestic defined contribution plan. In 2021, 2020 and 2019, Teledyne was not required, and did not make any cash contributions to the domestic pension plans. For the Company’s domestic qualified defined benefit pension plans, the discount rate for 2022 will increase to an average of 2.97% from 2.64% in 2021. The Company also has several small non-qualified domestic and foreign-based defined benefit pension plans.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
We intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including foreign acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. U.S. federal and applicable state income taxes have been accrued for deemed repatriations. At January 2, 2022, the amount of undistributed foreign earnings was $619.8 million, for which we have not recorded a deferred tax liability of approximately $1.3 million for corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2011, Canadian income tax matters for all years through 2012, Swedish income tax matters for all years through 2011, Norwegian income tax matters for all years through 2016, Belgian income tax matters for all years through 2018, French income tax matters for all years through 2018 and United Kingdom income tax matters for all years through 2019.
Costs and Pricing
Inflation has been rising in the markets in which we operate. Current inventory costs, the increasing costs of labor, materials, equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment and cost reductions in all aspects of its business.
Hedging Activities and Market Risk Disclosures
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk objective is to protect the U. S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges. The Company has converted U.S. dollar denominated, variable rate and fixed rate debt obligations of a European subsidiary, into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges. In addition, the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, the cross currency swap hedges, and the interest rate swap cash flow hedge is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income/(loss) (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. For the cross currency swap and interest rate cash flow hedges, effective amounts are recorded in AOCI, and reclassified into interest expense in the consolidated statements of income. In addition, for the cross currency swaps an amount is reclassified from AOCI to other income and expense each reporting period, to offset the earnings impact of the remeasurement of the hedged liabilities. Net deferred losses recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $0.7 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the coming 12 months total $2.8 million.
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
As of January 2, 2022, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $148.2 million. These foreign currency forward contracts have maturities ranging from March 2022 to February 2023. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $18.9 million. These foreign currency forward contracts have maturities ranging from March 2022 to February 2023.
The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of January 2, 2022, Teledyne primarily had foreign currency contracts of this type in the following currency pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	169.4	U.S. Dollars	US$	132.0
Euros		€147.3	U.S. Dollars	US$	167.1
Euros		€33.5	Canadian Dollars	C$	48.4
Great Britain Pounds		£59.2	U.S. Dollars	US$	78.9
U.S. Dollars	US$	31.0	Swedish Krona	kr	280.1
Danish Krone	Kr.	395.3	U.S. Dollars	US$	60.2
Swedish Krona	kr	355.7	Euros		€35.0
Norwegian Krone	kr	228.0	Swedish Krona	kr	227.1
Norwegian Krone	kr	78.9	U.S. Dollars	US$	8.6
The above table includes non-designated hedges derived from terms contained in triggered or previously designated cash flow hedges. These contracts had a positive fair value of $1.6 million at January 2, 2022. The gains and losses on these derivatives which are not designated as hedging instruments, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change of the U.S. dollar from its value at January 2, 2022, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $14.8 million. A hypothetical 10 percent price change in the U.S. dollar from its value at January 2, 2022 would result in a decrease in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.9 million. A hypothetical 10 percent price change in the U.S. dollar from its value at January 2, 2022 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $28.7 million. A hypothetical 100 basis point increase in U.S. interest rates at January 3, 2021 would result in an increase in the fair value of our U.S. Dollar interest rate swap designated as a cash flow hedge by approximately $1.4 million, while a 100 basis point decrease would result in a decrease in its fair value of $0.8 million.
Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of January 2, 2022, we had $125.0 million outstanding under our $1.15 billion credit facility. Any borrowings under the Company’s credit facility are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates.
Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $6.3 million and $6.5 million as of January 2, 2022 and January 3, 2021, respectively. As investigation and remediation of these sites proceed and new information is received, the Company will adjust accruals to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure beginning on page 16 and Notes 2 and 14 of the Notes to Consolidated Financial Statements.
Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were approximately 26% of total net sales in both 2021 and 2020 and 24% of total net sales in 2019. For a summary of sales to the U.S. Government by segment, see Note 12 of the Notes to Consolidated Financial Statements. Sales to the U.S. Department of Defense represented approximately 19%, 19% and 17% of total net sales for 2021, 2020 and 2019, respectively.
Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually are made available on a fiscal year basis even though contract performance may take more than one year. See also our government contracts risks factor disclosure beginning on page 12.
For information on accounts receivable from the U.S. Government, see Note 5 of the Notes to Consolidated Financial Statements.
Estimates and Reserves
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See also Critical Accounting Policies and Estimates.

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 2, 2022, and January 3, 2021:

Reserves and Valuation Accounts (in millions): (a)	2021	2020
Allowance for doubtful accounts	$13.8	$12.3
Workers’ compensation and general liability reserves (b)	$5.9	$6.2
Environmental reserves (b)	$6.3	$6.5
Other accrued liability reserves (b)	$12.4	$12.9
 (a) This table should be read in conjunction with the Notes to Consolidated Financial Statements.
(b) Includes both long-term and short-term reserves.
Some of the Company’s products are subject to standard warranties and the Company provides for the estimated cost of product warranties. We regularly assess the adequacy of our pre-existing warranty liabilities and adjust amounts as necessary based on a review of historical warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and other long-term liabilities on the balance sheet.

Warranty Reserve (in millions):	2021	2020	2019
Balance at beginning of year	$22.4	$24.8	$21.0
Product warranty expense	11.9	3.3	13.1
Deductions	(10.1)	(8.2)	(14.2)
Acquisitions	25.3	2.5	4.9
Balance at year-end	$49.5	$22.4	$24.8

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Our critical accounting policies are those that are reflective of significant judgment, complexity and uncertainty, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition; accounting for business combinations, goodwill and acquired intangible assets; accounting for income taxes; and accounting for pension plans. For additional discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.
Revenue Recognition
Prior to the acquisition of FLIR, approximately 40% of our revenue was recognized over time, with the remaining 60% of our revenue recognized at a point in time. The majority of FLIR revenue is recognized at a point in time. In future periods, we expect approximately 30% of revenue to be recognized over time, with the remaining 70% recognized at a point in time.
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
We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2021, 2020 or 2019 was material to the consolidated statements of income for such annual periods.
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
For goodwill impairment testing using the quantitative approach, we estimate the fair value of the selected reporting units primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While we believe we have made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.
When using a quantitative approach, changes in our projections used in the discounted cash flow model could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the quantitative goodwill impairment test, the Company will apply a hypothetical 10% decrease to the fair values of each reporting unit subject to a quantitative impairment test and compare those values to the reporting unit carrying values. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
As of January 2, 2022, the Company had eleven reporting units for goodwill impairment testing. A qualitative test was performed for all reporting units in the four quarter of 2021. Excluding the FLIR reporting unit, the carrying value of goodwill included in the Company’s individual reporting units ranged from $20.4 million to $885.0 million on the most recent quantitative test date. While goodwill for the FLIR reporting unit is provisional during the measurement period, the provisional acquired goodwill balance is $5,905.5 million. The Company’s analysis in 2021 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge.
Income Taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In addition, uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in the current year and future returns which may impact income tax expense. On a quarterly basis, we provide for income taxes based upon an estimated annual effective tax rate which is dependent on the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits, and the effectiveness of our tax planning strategies. Although we believe our income tax expense is reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. An increase of 100 basis points in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended January 2, 2022, of $5.3 million.
Deferred tax assets and liabilities arise due to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforwards. Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against the deferred tax assets. In assessing the need for a valuation allowance, we consider all available positive and negative evidence including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations across domestic and foreign jurisdictions. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our filed tax returns or planned to be taken in a future tax return or claim. We follow a recognition and measurement approach, considering the facts, circumstances, and information available at the reporting date. Judgment is exercised in determining the level of evidence necessary and appropriate to support its assessment using all available information. The technical merits of a given tax position are derived from sources of authority in the tax law and their applicability to the facts and circumstances of the position. In measuring the tax position, we consider the amount and probabilities of the outcomes that could be realized upon settlement. When it is more-likely-than-not that a tax position will be sustained, we record a liability for the anticipated tax and interest due upon ultimate settlement with a taxing authority. Unrecognized tax benefits, including accrued penalties and interest, increased $529.3 million from the prior year, primarily related to the FLIR acquisition on May 14, 2021. During the first quarter of 2022, we paid approximately $296.4 million related to an acquired uncertain tax position, refer to Note 3 of the Notes to Consolidated Financial Statements for additional detail. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of reserves, there could be a significant impact on our consolidated financial position and annual results of operations.
For a description of the Company’s tax accounting policies, refer to Note 2 and Note 10 of the Notes to Consolidated Financial Statements.
Pension Plans
The Company’s accounting for its defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension benefits. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of the market related value of assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization. For our plan which covers mostly inactive participants, gains and losses subject to amortization are amortized over the average participants future life expectancy which is approximately 17 years. This plan represents the majority of the pension obligations. For our other plan, gains and losses subject to amortization are amortized over the average employee future service period which is approximately nine years. Significant assumptions used in determining the our pension income or expense are the expected long-term rate of return on plan assets, participant mortality estimates, expected rates of increase in future compensation levels, employee turnover, as well as the assumed discount rate on pension obligations.
Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2021 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(0.2)	$0.2
Change in long-term rate of return on plan assets	$(2.1)	$2.1
See Note 11 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Recent Accounting Standards
For a discussion of recent accounting standards see Note 2 of the Notes to Consolidated Financial Statements.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, acquisitions and divestitures, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, statements and goals relating to greenhouse gas emission reductions, environmental remediation cost, stock repurchases, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements involve risks and uncertainties, are based on the current expectations of the management of Teledyne and are subject to uncertainty and changes in circumstances. All statements made in this Annual Report on Form 10-K that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements.
Many factors could change the anticipated results, including: ongoing challenges and uncertainties posed by the COVID pandemic for businesses and governments around the world, including production, supply, contractual and other disruptions, facility closures, furloughs and travel restrictions; the inability to achieve operating synergies with respect to the FLIR acquisition; changes in relevant tax and other laws; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages, higher inflation, including wage competition and higher shipping costs, and labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID pandemic; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s export and tax matters; escalating economic and diplomatic tension between China and the United States; the ongoing conflict between Russia and Ukraine; threats to the security of our confidential and proprietary information, including cybersecurity threats; natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Continued weakness in the commercial aerospace industry will negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
While Teledyne’s growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses, retain key management and customers and achieve identified financial and operating synergies. There are additional risks associated with acquiring, owning and operating businesses outside of the United States, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations.
We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 6 of this Form 10-K under the caption “Risk Factors; Cautionary Statement as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report on page 36 under the caption “Other Matters - Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report on pages 45 through 85. See the “Index to Financial Statements and Related Information” on page 45.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of January 2, 2022, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 2, 2022, are effective.
Internal Controls
See Management Statement on page 46 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 47 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.
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
Jason VanWees, Vice Chairman
Tyler D. Vernon, Senior Director and Assistant Controller
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

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by this item is set forth in the 2022 Proxy Statement under the captions “Executive Management”, “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee”. This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2022 Proxy Statement under the captions “Executive and Director Compensation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth in the 2022 Proxy Statement under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the 2022 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2022 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 45 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 85 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2022. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation of internal control over financial reporting excluded the internal control activities of FLIR Systems, Inc ("FLIR"), which we acquired in May 2021. We have included the financial results of this acquisition in our consolidated financial statements from the date of acquisition. Total assets (excluding goodwill and intangible assets) and total net sales subject to FLIR’s internal control over financial reporting represented approximately 11% and 28% of our consolidated total assets and total net sales as of and for the fiscal year ended January 2, 2022, respectively. We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of January 2, 2022, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 47 of this Annual Report.

Date: February 25, 2022

/s/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 25, 2022

/s/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2022, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at FLIR Systems, Inc., which was acquired on May 14, 2021, and whose financial statements (excluding goodwill and intangibles assets) constitute approximately 11% of total assets and 28% of net sales of the consolidated financial statement amounts as of and for the year ended January 2, 2022. Accordingly, our audit did not include the internal control over financial reporting at FLIR Systems, Inc.
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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended January 2, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
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
Acquisitions —FLIR Systems, Inc. – Intangible Assets – Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of FLIR Systems, Inc. (“FLIR”) for total consideration of $7.9 billion on May 14, 2021. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including acquired intangible assets of $2.49 billion primarily from proprietary technology, trademarks, and customer list/relationships. Management estimated the fair value of proprietary technology using the discounted cash flows approach, trademarks using the relief from royalty approach, and customer list/relationships using the multi-period excess earnings approach. The provisional fair value determination of the acquired intangible assets required management to make significant estimates and assumptions related to future revenue projections.
Given the fair value determination of the acquired intangibles for FLIR requires management to make significant estimates and assumptions related to the forecasts of future revenue projections, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to revenue projections used to estimate the fair value of the intangible assets acquired included the following, among others:
•We tested the effectiveness of management’s controls over the revenue projections used to estimate the fair value of the intangible assets acquired.
•We evaluated the reasonableness of the revenue projections by comparing them to (1) FLIR and third-party historical financial data, (2) current economic factors and analyst reports of FLIR and companies in its peer group, (3) the Company’s similar historical acquisitions and reporting units.
•We performed a sensitivity analysis by varying projected revenue assumptions.
•With the assistance of our fair value specialists, we performed an analysis comparing applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation models.

Acquisitions —FLIR Systems, Inc. – Uncertain Tax Positions – Refer to Notes 2 and 3 and 10 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of FLIR for total consideration of $7.9 billion on May 14, 2021. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the Company evaluated the FLIR historical domestic and international tax positions to determine whether the ultimate tax determinations are uncertain and therefore represent a liability assumed in the acquisition. A tax position is recorded when a determination is made that it is more likely than not that the position is sustainable upon examination based on the technical merits of the position. We identified the Company’s assessment of technical merits evaluated in the more likely than not analysis for certain uncertain tax positions in foreign taxing jurisdictions in which FLIR operates and the resulting existence as of the acquisition date as a critical audit matter. This critical audit matter required challenging auditor judgment due to the nature and subjectivity of the applicable tax rules and/or their interpretation in each jurisdiction, as well as evaluating whether the information used in the Company’s analysis was known or knowable as of the acquisition date.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) assessment of the technical merits evaluated in the more likely than not analysis for uncertain tax positions, and (2) existence of such uncertain tax positions as of the acquisition date included the following, among others:
a.We tested the effectiveness of management’s controls over the determination of meeting the more likely than not threshold on potential uncertain tax positions and resulting existence as of the acquisition date.
b.We evaluated the information used in Management’s assessment of the technical merits of the Company’s positions to determine whether such information was known or knowable as of the acquisition date and therefore should be recorded as a liability assumed as part of purchase accounting.
c.We inspected external information and correspondence from foreign tax authorities on open tax examinations and tax assessments issued
d.We inquired with external counsel through confirmations to understand matters, status, and facts relevant to tax positions.
e.We also involved international tax professionals with specialized skills and knowledge in foreign tax law, who assisted in:
–inspecting management prepared tax positions and external tax opinion documentation and comparing to interpretation of tax law
–performing independent evaluation of tax positions and assumptions and comparing the results to the Company’s position, challenging the need for an uncertain tax position liability and disclosure

/s/ Deloitte & Touche LLP
Los Angeles, California
February 25, 2022

We have served as the Company's auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	For the Fiscal Year
	2021	2020	2019
Net sales	$4,614.3	$3,086.2	$3,163.6
Costs and expenses
Cost of sales	2,772.9	1,905.3	1,920.3
Selling, general and administrative expenses	1,067.8	662.0	715.1
Acquired intangible asset amortization	149.3	38.8	36.5
Total costs and expenses	3,990.0	2,606.1	2,671.9
Operating income	624.3	480.1	491.7
Interest and debt expense, net	(104.2)	(15.3)	(21.0)
Non-service retirement benefit income	11.2	12.1	8.0
Other income (expense), net	2.5	(7.2)	(5.0)
Income before income taxes	533.8	469.7	473.7
Provision for income taxes	88.5	67.8	71.4
Net income	$445.3	$401.9	$402.3

Basic earnings per common share	$10.31	$10.95	$11.08
Weighted average common shares outstanding	43.2	36.7	36.3

Diluted earnings per common share	$10.05	$10.62	$10.73
Weighted average diluted common shares outstanding	44.3	37.9	37.5
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Fiscal Year
	2021	2020	2019
Net income	$445.3	$401.9	$402.3
Other comprehensive income (loss):
Foreign exchange translation adjustment	(44.4)	65.8	31.1
Hedge activity, net of tax	(5.7)	4.6	2.6
Pension and postretirement benefit adjustments, net of tax	50.2	(24.7)	(16.3)
Other comprehensive income(a)	0.1	45.7	17.4
Comprehensive income	$445.4	$447.6	$419.7
(a) Net of income tax expense of $11.7 million in 2021, income tax benefit of $9.8 million for 2020 and income tax benefit of $6.6 million for 2019.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
For the Fiscal Years Ended January 2, 2022 and January 3, 2021
(In millions, except share amounts)

	2021	2020
Assets
Current Assets
Cash and cash equivalents	$474.7	$673.1
Accounts receivable, net	767.7	402.0
Unbilled receivables, net	316.1	222.1
Inventories, net	752.9	347.3
Prepaid expenses and other current assets	118.0	78.1
Total Current Assets	2,429.4	1,722.6
Property, plant and equipment, net	827.5	489.3
Goodwill	7,986.7	2,150.0
Acquired intangible assets, net	2,741.6	409.7
Prepaid pension assets	123.7	67.9
Other assets, net	321.4	245.3
Total Assets	$14,430.3	$5,084.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$469.5	$229.1
Accrued liabilities	1,028.9	434.2
Current portion of long-term debt and other debt	—	97.6
Total Current Liabilities	1,498.4	760.9
Long-term debt	4,099.4	680.9
Long-term deferred tax liabilities	625.5	39.0
Other long-term liabilities	585.0	375.4
Total Liabilities	6,808.3	1,856.2
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 15,000,000 shares; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; Issued shares: 47,194,766 at January 2, 2022, and 37,697,865 at January 3, 2021; outstanding shares: 46,692,296 at January 2, 2022, and 36,951,607 at January 3, 2021	0.5	0.4
Additional paid-in capital	4,317.1	389.9
Retained earnings	3,773.2	3,327.9
Treasury stock, 502,470 at January 2, 2022 and 746,258 at January 3, 2021	(38.8)	(59.5)
Accumulated other comprehensive loss	(430.0)	(430.1)
Total Stockholders’ Equity	7,622.0	3,228.6
Total Liabilities and Stockholders’ Equity	$14,430.3	$5,084.8
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2018	$0.4	$343.7	$(144.9)	$2,523.7	$(493.2)	$2,229.7
Net income	—	—	—	402.3	—	402.3
Other comprehensive income, net of tax	—	—	—	—	17.4	17.4
Treasury stock issued	—	(48.5)	48.5	—	—	—
Stock-based compensation	—	30.7	—	—	—	30.7
Exercise of stock options	—	34.6	—	—	—	34.6
Balance, December 29, 2019	0.4	360.5	(96.4)	2,926.0	(475.8)	2,714.7
Net income	—	—	—	401.9	—	401.9
Other comprehensive income, net of tax	—	—	—	—	45.7	45.7
Treasury stock issued	—	(36.9)	36.9	—	—	—
Stock-based compensation	—	30.0	—	—	—	30.0
Exercise of stock options	—	36.3	—	—	—	36.3
Balance, January 3, 2021	0.4	389.9	(59.5)	3,327.9	(430.1)	3,228.6
Net income	—	—	—	445.3	—	445.3
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Common stock issued	0.1	3,888.6	—	—	—	3,888.7
Treasury stock issued	—	(20.7)	20.7	—	—	—
Stock-based compensation	—	33.9	—	—	—	33.9
Exercise of stock options	—	25.4	—	—	—	25.4
Balance, January 2, 2022	$0.5	$4,317.1	$(38.8)	$3,773.2	$(430.0)	$7,622.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Fiscal Year
	2021	2020	2019
Operating Activities
Net income	$445.3	$401.9	$402.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371.8	116.2	111.9
Stock-based compensation	33.9	30.0	30.7
Bridge financing and debt extinguishment expense	30.5	—	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable and unbilled receivables	(158.9)	47.8	(58.8)
Inventories	7.0	54.3	12.2
Prepaid expenses and other assets	11.8	(10.2)	(5.3)
Accounts payable	99.1	(46.3)	29.6
Accrued expenses and other liabilities	(5.7)	53.7	17.8
Deferred and income taxes payable, net	(21.4)	(28.8)	(53.8)
Other, net	11.2	0.3	(4.5)
Net cash provided by operating activities	824.6	618.9	482.1
Investing Activities
Purchases of property, plant and equipment	(101.6)	(71.4)	(88.4)
Purchase of businesses and other investments, net of cash acquired	(3,723.3)	(29.0)	(484.0)
Other, net	0.6	1.0	0.5
Net cash used in investing activities	(3,824.3)	(99.4)	(571.9)
Financing Activities
Net proceeds from credit facility	—	—	96.0
Proceeds from issuance of term loans and senior notes, net	3,975.9	2.7	150.0
Payments on other debt	(1,141.7)	(100.8)	(137.2)
Proceeds from stock options exercised	25.4	36.3	34.6
Payments for bridge financing and debt extinguishment	(30.5)	—	—
Other, net	(22.0)	—	(1.7)
Net cash provided by (used in) financing activities	2,807.1	(61.8)	141.7
Effect of exchange rate changes on cash and cash equivalents	(5.8)	15.9	5.1
Change in cash and cash equivalents	(198.4)	473.6	57.0
Cash and cash equivalents—beginning of period	673.1	199.5	142.5
Cash and cash equivalents—end of period	$474.7	$673.1	$199.5
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2022

Note 1. Description of Business
Teledyne Technologies Incorporated (“Teledyne” or the “Company”), a Delaware company that became an independent public company effective November 29, 1999, provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include factory automation and condition monitoring, aerospace and defense, air and water quality environmental monitoring, electronics design and development, medical imaging and pharmaceutical research, oceanographic research, and deepwater energy exploration and production. Following the 2021 acquisition of FLIR Systems, Inc. ( “FLIR”), we further evolved into a global sensing and decision-support technology company: providing specialty sensors, cameras, instrumentation, algorithms and software across the electromagnetic spectrum, as well as unmanned systems, in the subsea, land and air domains. We differentiate ourselves from many of our direct competitors by having a customer and Company-sponsored applied research center that augments our product development expertise. We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
Teledyne consists of the Digital Imaging segment with principal operations in the United States, the United Kingdom, Canada, France, Sweden, the Netherlands, Belgium, Estonia and the United Arab Emirates: the Instrumentation segment with principal operations in the United States, the United Kingdom, Denmark and France; the Aerospace and Defense Electronics segment with principal operations in the United States and the United Kingdom; and the Engineered Systems segment with principal operations in the United States.
Certain prior year amounts have been reclassified to conform to the current period presentation. The Company now discloses acquired intangible asset amortization on a separate income statement line. Acquired intangible asset amortization was previously included in selling, general and administrative expenses. In addition, the Company now discloses the balance of long-term deferred tax liabilities on a separate balance sheet line. Long-term deferred tax liabilities was previously included in other long-term liabilities.
On May 14, 2021, Teledyne completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition. The financial statements of Teledyne contained herein are as of and for the fiscal year ended January 2, 2022, and reflect the results of the Company after giving effect to the acquisition of FLIR. Teledyne acquired the outstanding stock of FLIR for approximately $8.1 billion, comprising of net cash payments of $3.7 billion, Teledyne share issuances of $3.9 billion, and the assumption of FLIR debt of $0.5 billion. See Note 3 to these Notes to Consolidated Financial Statements for information regarding FLIR acquisition.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Teledyne and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2021 was a 52-week fiscal year and ended on January 2, 2022. Fiscal year 2020 was a 53-week fiscal year and ended on January 3, 2021. Fiscal year 2019 was a 52-week fiscal year and ended on December 29, 2019. References to the years 2021, 2020 and 2019 are intended to refer to the respective fiscal year unless otherwise noted.
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

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) (“AOCI”) for the fiscal years ended January 2, 2022, and January 3, 2021 (in millions):

	Foreign Currency Translation	Cash Flow Hedges and other	Pension and Postretirement Benefits	Total
Balance as of December 29, 2019	$(150.4)	$(2.3)	$(323.1)	$(475.8)
Other comprehensive income (loss) before reclassifications	65.8	(13.8)	—	52.0
Amounts reclassified from AOCI	—	18.4	(24.7)	(6.3)
Net other comprehensive income (loss)	65.8	4.6	(24.7)	45.7
Balance as of January 3, 2021	(84.6)	2.3	(347.8)	(430.1)
Other comprehensive income (loss) before reclassifications	(44.4)	18.0	—	(26.4)
Amounts reclassified from AOCI	—	(23.7)	50.2	26.5
Net other comprehensive income (loss)	(44.4)	(5.7)	50.2	0.1
Balance as of January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)

The reclassification out of AOCI for the fiscal years ended January 2, 2022, and January 3, 2021, are as follows (in millions):

	January 2, 2022	January 3, 2021
	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Gain (loss) on cash flow hedges:
Gain (loss) recognized in income on derivatives	$(31.7)	$24.8	See Note 2
Income tax impact	8.0	(6.4)	Provision for income taxes
Total	$(23.7)	$18.4

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(3.5)	$(6.0)	See Note 11
Amortization of net actuarial loss	26.8	22.8	See Note 11
Pension adjustments	36.6	(49.7)	See Note 11
Total before tax	59.9	(32.9)
Income tax impact	(9.7)	8.2
Net of tax	$50.2	$(24.7)
Revenue Recognition
We determine the appropriate method by which we recognize revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with our customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract’s transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract, and each performance obligation is valued based on its estimated relative standalone selling price. For standard products or services, list prices generally represent the standalone selling price. For performance obligations where list price is not available, we typically use the expected cost plus a margin approach to estimate the standalone selling price for that performance obligation. Prior to the acquisition of FLIR, approximately 60% of our revenue was recognized at a point in time, with the remaining 40% recognized over time. The majority of FLIR revenue is recognized at a point in time. In future periods, we expect approximately 70% of revenue to be recognized at a point in time, with the remaining 30% recognized over time.
Revenue recognized at a point in time relates primarily to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. This type of revenue arrangement is typical for our commercial contracts within the Digital Imaging, Instrumentation, and Aerospace and Defense Electronics segments, and to a lesser extent for certain commercial contracts within the Engineered Systems segment relating to the sale of standard hydrogen/oxygen gas generators. In limited circumstances, customer specified acceptance criteria exist. If we cannot objectively demonstrate that the product meets those specifications prior to the shipment, the revenue is deferred until customer acceptance is obtained. The transaction price in these arrangements can include variable consideration, such as product returns and sales allowances. The estimation of this variable consideration and determination of whether to include estimated amounts as a reduction in the transaction price is based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
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
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2021 was approximately $26.8 million of favorable operating income, primarily within the Digital Imaging operating segment, related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2020 was approximately $14.6 million of favorable operating income, primarily within the Digital Imaging operating segment, related to changes in estimates that favorably impacted revenue, and, to a lesser degree, cost of sales. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income for any period presented.
While extended or non-customary warranties do not represent a significant portion of our revenue, we recognize warranty services as a separate performance obligations when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of January 2, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,929.0 million. The Company expects approximately 78% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 22% recognized thereafter.

Shipping and Handling
Shipping and handling fees reimbursed by customers are classified as revenue while shipping and handling costs incurred by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.
Product Warranty Costs
Some of the Company’s products are subject to standard warranties and the Company reserves for the estimated cost of product warranties on a product-specific basis. Facts and circumstances related to a product warranty matter and cost estimates to return, repair and/or replace the product are considered when establishing a product warranty reserve. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historical warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and long-term liabilities on the balance sheet.

Warranty Reserve (in millions):	2021	2020	2019
Balance at beginning of year	$22.4	$24.8	$21.0
Product warranty expense	11.9	3.3	13.1
Deductions	(10.1)	(8.2)	(14.2)
Acquisitions	25.3	2.5	4.9
Balance at end of year	$49.5	$22.4	$24.8
Research and Development and Bid and Proposal Costs
Selling, general and administrative expenses include Company-funded research and development and bid and proposal costs which are expensed as incurred and were $299.3 million in 2021, $196.0 million in 2020 and $209.6 million in 2019. The higher amount in 2021 reflected $113.8 million in research and development and bid and proposal costs incurred by FLIR.
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
Earnings Per Common Share
Basic and diluted earnings per common share were computed based on net income. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. This number of shares was increased by contingent shares that could be issued under various compensation plans as well as by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per common share.

The following table sets forth the computations of basic and diluted earnings per common share (amounts in millions, except per share data):

Earnings Per Common Share:	2021	2020	2019
Net income	$445.3	$401.9	$402.3
Basic earnings per common share:
Weighted average common shares outstanding	43.2	36.7	36.3

Basic earnings per common share	$10.31	$10.95	$11.08
Diluted earnings per share:
Weighted average common shares outstanding	43.2	36.7	36.3
Effect of diluted securities (primarily stock options)	1.1	1.2	1.2
Weighted average diluted common shares outstanding	44.3	37.9	37.5

Diluted earnings per common share	$10.05	$10.62	$10.73
For 2021, 2020 and 2019, 196,802, 239,422 and less than 3,000 stock options, respectively, were excluded in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
For 2021, 2020 and 2019, stock options to purchase 1.6 million, 1.6 million and 2.0 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.
For 2021 and 2020, 2,608 and 497 shares, respectively, under the restricted stock plan, respectively, were excluded from fully diluted shares outstanding because they did not meet the applicable performance conditions for issuance. No contingent shares under the restricted stock plan were excluded from fully diluted shares outstanding for 2019. No contingent shares under the performance share compensation plan were excluded from fully diluted shares outstanding for 2021, 2020 or 2019.
Cash and Cash Equivalents
Cash and cash equivalents totaled $474.7 million at January 2, 2022, of which $294.0 million was held by foreign subsidiaries. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Accounts Receivable, Unbilled Receivables and Contract Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheet. We may receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet, which represented $186.0 million and $25.3 million as of January 2, 2022 and $160.1 million and $14.0 million as of January 3, 2021, respectively. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, we record an unbilled receivable (contract asset) for the amount we are entitled to receive based on our enforceable right to payment. The unbilled receivable balance increased from the beginning of the year by $99.9 million, or 39.6%, primarily due to the acquisition of FLIR. Contract liabilities increased from the beginning of the year by $37.2 million, or 21.4% primarily due to the acquisition of FLIR. The Company recognized revenue of $114.0 million during the year ended January 2, 2022 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Accounts receivable is presented net of an allowance for doubtful accounts of $13.8 million at January 2, 2022, and $12.3 million at January 3, 2021. Expense recorded for the allowance for doubtful accounts was $4.5 million, $4.1 million and $1.3 million for 2021, 2020 and 2019, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and we evaluate the collectability of our accounts receivable and contract assets based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we use an aging schedule and recognize allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and our historical collection experience adjusted for current expectations for the customers or industry. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
Inventories
Inventories are stated at the lower of cost or net realizable value. The majority of inventory values are valued on an average cost or first-in, first-out method, and an immaterial amount of inventory values are stated at cost based on the last-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. Judgment is required when establishing reserves to reduce the carrying amount of inventory to market or net realizable value.  Inventory reserves are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment was $115.2 million in 2021, $76.6 million in 2020 and $74.5 million in 2019.
Goodwill, Acquired Intangible Assets and Other Long-lived Assets
Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill.
Goodwill and acquired intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more often as circumstances require. The Company uses qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units under the qualitative approach, the Company performs a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise the Company performs a quantitative impairment test. A quantitative impairment test, if applicable, is used to identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The Company performs quantitative tests for reporting units at least once every three years. However, for certain reporting units the Company may perform a quantitative impairment test more frequently. The Company performed a qualitative test for all reporting units in 2021. The results of our annual impairment tests of goodwill indicated that no impairment existed in 2021, 2020 or 2019.
The Company reviews intangible and other long-lived assets subject to depreciation or amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Acquired intangible assets with finite lives are amortized and reflected in the segment’s operating income over their estimated useful lives. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. Recorded impairment charges to intangible or other long-lived assets were not material in 2021, 2020 or 2019.
Deferred Compensation Plan
The Company has a non-qualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. In addition, the Company has a separate deferred compensation plan that was acquired in connection with the FLIR acquisition. This plan was frozen at year end 2021. As of January 2, 2022 and January 3, 2021, $115.5 million and $68.9 million, respectively, is included in other long-term liabilities related to these deferred compensation liabilities. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $113.4 million and $72.6 million, as of January 2, 2022 and January 3, 2021, respectively, and are recorded in other non-current assets.

Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed in the period incurred. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which is generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental personnel in consultation with outside environmental specialists, when necessary. The Company’s reserves for environmental remediation obligations totaled $6.3 million and $6.5 million as of January 2, 2022 and January 3, 2021, respectively. The short term amount is included in current accrued liabilities and the long-term amount is included in long-term accrued liabilities.
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
Derivative Instruments and Hedging Activities
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges. The Company has also converted a U.S. dollar denominated, variable rate and fixed rate debt obligations of a European subsidiary, into a euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges. In addition, the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $0.7 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interests rate swap expected to be reclassified from AOCI into income in the next 12 months total $2.8 million.
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
As of January 2, 2022, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $148.2 million. These foreign currency forward contracts have maturities ranging from March 2022 to February 2023. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $18.9 million. These foreign currency forward contracts have maturities ranging from March 2022 to February 2023.
The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million U.S. dollars and matures in March 2023.

In addition, the Company utilizes foreign currency forward contracts which are not designated as hedging instruments for accounting purposes to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of January 2, 2022, Teledyne had foreign currency contracts of this type primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	169.4	U.S. Dollars	US$	132.0
Euros		€147.3	U.S. Dollars	US$	167.1
Euros		€33.5	Canadian Dollars	C$	48.4
Great Britain Pounds		£59.2	U.S. Dollars	US$	78.9
U.S. Dollars	US$	31.0	Swedish Krona	kr	280.1
Danish Krone	Kr.	395.3	U.S. Dollars	US$	60.2
Swedish Krona	kr	355.7	Euros		€35.0
Norwegian Krone	kr	228.0	Swedish Krona	kr	227.1
Norwegian Krone	kr	78.9	U.S. Dollars	US$	8.6
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
The effect of derivative instruments designated as cash flow hedges for 2021 and 2020 was as follows (in millions):

	2021	2020
Net gain (loss) recognized in AOCI - foreign exchange contracts (a)	$23.6	$(13.7)
Net gain recognized in AOCI - interest rate contracts	$0.4	$4.8
Net gain reclassified from AOCI into revenue/cost of sales - foreign exchange contracts	$9.2	$1.5
Net gain reclassified from AOCI into interest expense - foreign exchange contracts	$3.4	$4.4
Net loss reclassified from AOCI into interest expense -interest rate contracts	$(1.6)	$(1.0)
Net gain (loss) reclassified from AOCI into other income and expense, net - foreign exchange contracts (b)	$20.7	$(26.7)
(a)Effective portion
(b)Amount reclassified to offset earnings impact of liability hedged by cross currency swap

The effect of derivative instruments designated as fair value hedges for 2021 and 2020 was as follows (in millions):

	2021	2020
Net gain recognized in earnings for effective portion - other income and expense, net - foreign exchange contracts	$7.9	$—
Net gain recognized in earnings for amounts excluded from effectiveness testing - other income and expense, net - foreign exchange contracts	$0.2	$—
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2021 and 2020 was a expense of $21.9 million and a gain of $7.4 million, respectively.
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

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	January 2, 2022	January 3, 2021
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.3	$7.3
Interest rate contracts	Other non-current liabilities	(0.1)	(1.8)
Interest rate contracts	Other current liabilities	(1.2)	(1.5)
Cash flow forward contracts	Accrued liabilities	(1.2)	—
Cash flow cross currency swaps	Other current assets	3.8	3.3
Cash flow cross currency swaps	Other non-current liabilities	(9.4)	(29.2)
Cash flow cross currency swaps	Other current assets (accrued interest)	0.1	0.1
Total derivatives designated as hedging instruments		(7.7)	(21.8)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	4.7	6.7
Non-designated forward contracts	Accrued liabilities	(2.1)	(1.2)
Total derivatives not designated as hedging instruments		2.6	5.5
Total liability derivatives		$(5.1)	$(16.3)
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $83.6 million for 2021, which are net of $22.4 million in tax refunds. Cash payments for federal, foreign and state income taxes were $74.5 million for 2020, which are net of $8.1 million in tax refunds. Cash payments for federal, foreign and state income taxes were $110.1 million for 2019, which are net of $7.1 million in tax refunds. Cash payments for interest and credit facility fees and other bank charges totaled $117.2 million, $19.1 million and $23.4 million for 2021, 2020 and 2019, respectively. The 2021 amount included $30.5 million paid for bond financing and debt extinguishment costs.
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

Recent Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted this ASU as of December 30, 2019 using the modified retrospective approach related to our accounts receivables and contract assets, resulting in no cumulative adjustment to retained earnings. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), which clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606), which we generally expect will result in the recognition and measurement of contract assets and contract liabilities in a manner that is consistent with the acquiree. Prior to the adoption of ASU 2021-08, the Company measured contract assets and contract liabilities acquired in business acquisitions at fair value. The Company early adopted ASU 2021-08 in the fourth quarter of 2021, with applicability to the accounting for our 2021 business acquisitions and any future business acquisitions. The application of ASU 2021-08 did not have a material effect on the recognition and measurement of acquired contract assets and contract liabilities associated with our 2021 acquisition.
Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
2021 Acquisition
On May 14, 2021, Teledyne acquired the outstanding stock of FLIR for approximately $8.1 billion, comprising of net cash payments of $3.7 billion, Teledyne share issuances of $3.9 billion, and the assumption of FLIR debt of $0.5 billion. FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, and Teledyne issued approximately 9.5 million shares at $409.41 per share. See Note 9 to these Notes to Consolidated Financial Statements for information regarding financing activities undertaken in connection with the FLIR acquisition.
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
Other
The primary reasons for the FLIR acquisition were to achieve synergies in merging with a business that has the same core business model based on proprietary sensor technologies, but with different products and markets; the opportunity to add new and complementary products with FLIR’s products based on different semiconductor technologies for imaging across different wavelengths than Teledyne products, and the opportunity to serve different customers and applications, with minimal overlapping technologies and markets; the expectation of combining two businesses that both provide sensors, cameras and sensor systems to customers and both business portfolios being balanced among commercial and government markets and geographies, but in the case of thermal imaging, with Teledyne primarily producing extremely high-performance infrared detectors used for astronomy and space-based imaging applications compared to FLIR’s products ranging from air and ground imaging systems to commercial thermography instruments and automotive advanced driver assistance systems; and the opportunity to add FLIR’s suite of imaging sensor products based on different semiconductor technologies for different wavelengths to Teledyne’s offerings.
The primary reasons for the 2020 and 2019 acquisitions were to strengthen and expand our core businesses through adding complementary product and service offerings, allowing greater integrated products and services, enhancing our technical capabilities or increasing our addressable markets. Teledyne funded the 2020 and 2019 acquisitions primarily from borrowings under its credit facilities, issuance of senior notes and term loans and cash on hand.
The significant factors that resulted in recognition of goodwill include the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures.
Teledyne’s goodwill was $7,986.7 million at January 2, 2022, and $2,150 million at January 3, 2021. The increase in the balance of goodwill in 2021 primarily resulted from the FLIR acquisition. Teledyne’s net acquired intangible assets were $2,741.6 million at January 2, 2022, and $409.7 million at January 3, 2021. The increase in the balance of acquired intangible assets in 2021 resulted from the FLIR acquisition, partially offset by amortization of acquired intangible assets. The Company’s cost to acquire the 2021 and 2020 acquisitions has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The fair value of all the acquired identifiable assets and liabilities summarized below for the 2021 FLIR acquisition is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any.
The following tables show the purchase price (net of cash acquired), goodwill acquired for the FLIR, OakGate acquisition and other investments made in 2021 and 2020 (in millions):

	2021
Acquisition	Acquisition Date	Consideration Transferred(a)	Goodwill Acquired	Acquired Intangible Assets
FLIR	May 14, 2021	$7,620.9	$5,905.5	$2,490.0
(a) Net of cash acquired. The consideration included approximately $3.9 billion of Teledyne shares issued to existing shareholders of the acquired company. This $3.9 billion of equity consideration is a non-cash transaction. An immaterial portion of the cash consideration for certain vested FLIR restricted stock awards was deferred at the election of the award holder and will be paid out in future periods.

	2020
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
OakGate Technology, Inc.	January 5, 2020	$28.5	$16.9	$7.0
Purchase price adjustment - Micralyne Inc. (acquired in 2019)		0.5	—	—
Total		$29.0	$16.9	$7.0
(a) Net of cash acquired.
Goodwill resulting from the OakGate acquisition will not be deductible for tax purposes.
The following table presents the preliminary purchase price allocation for FLIR. We are accounting for the FLIR acquisition under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of January 2, 2022, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the FLIR acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The Company is in the process of reviewing a third-party valuation of certain intangible assets and tangible assets of FLIR. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded as of January 2, 2022 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis. Goodwill resulting from the FLIR acquisition will not be deductible for tax purposes.

Provisional fair values allocated to the assets acquired and liabilities assumed - FLIR (in millions):	2021
Cash and cash equivalents	$287.7
Accounts receivable, net	241.3
Unbilled receivables, net	72.2
Inventories, net	531.8
Prepaid expenses and other current assets	55.2
Total current assets	1,188.2

Property, plant and equipment	356.3
Goodwill	5,905.5
Acquired intangible assets	2,490.0
Other long-term assets	151.5
Total assets acquired	10,091.5

Accounts payable	144.8
Accrued liabilities	629.5
Total current liabilities acquired	774.3

Long-term debt, net	496.8
Long-term deferred tax liabilities	646.5
Other long-term liabilities	265.3
Total liabilities assumed	2,182.9
Consideration transferred	$7,908.6

Consideration transferred, net of cash acquired (a)	$7,620.9

(a)
The consideration included approximately $3.9 billion of Teledyne shares issued to existing shareholders of the acquired company. This $3.9 billion of equity consideration is a non-cash transaction. An immaterial portion of the cash consideration for certain vested FLIR restricted stock awards was deferred at the election of the award holder and will be paid out in future periods.

With significant operations in the United States, Europe and Canada, FLIR had sales of approximately $1,923.7 million for its fiscal year ended December 31, 2020. FLIR’s results have been included since the date of the acquisition and include $1,273.6 million in net sales and operating income of $80.4 million, which included $242.6 million in acquisition-related costs for 2021 in the Digital Imaging segment.
In connection with the FLIR acquisition, in 2021, Teledyne incurred pretax expenses of $350.3 million, consisting of $110.3 million in acquired intangible asset amortization expense, $106.7 million recorded to cost of sales, primarily in acquired inventory step-up expense, and $103.0 million of transaction and integration-related costs, recorded to selling, general and administrative expenses and $30.6 million was recorded to interest and debt expense. Of these amounts, $242.6 million impacted the Digital Imaging segment’s operating income and $77.1 million of transaction and integration-related costs impacted corporate expense.
The unaudited proforma information below, as required by GAAP, assumes that FLIR had been acquired at the beginning of the 2020 fiscal year and includes the effect of transaction accounting adjustments. These adjustments include the financing and interest costs associated with debt to fund the acquisition, amortization of acquired intangible assets, depreciation of the fair value step-up of acquired property, plant and equipment, amortization of inventory fair value step-up (assumed to be fully amortized in 2020), and tax related effects as well as the issuance of Teledyne common stock in connection with the acquisition.
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

The following table presents proforma net sales, net income and earnings per share data assuming FLIR was acquired at the beginning of the 2020 fiscal year:

(unaudited - in millions, except per share amounts)	2021 (a)	2020 (a)
Net sales	$5,235.6	$5,009.9
Net income	$571.7	$399.6
Basic earnings per common share	$13.23	$8.65
Diluted earnings per common share	$12.91	$8.43
(a) The above unaudited proforma information is presented for the FLIR acquisition as it is considered a material acquisition.
During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The total taxes, penalties and interest levied by the STA totals SEK 3.1 billion ($364.7 million based on exchange rates as of the acquisition date). The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and the reassessment levied significant taxes and penalties. In March 2020, FLIR received an adverse judgment from the First Instance Court of Sweden regarding the STA’s reassessment. FLIR appealed the decision to the Administrative Court of Appeal in Stockholm, Sweden (the “ Appellate Court”). After completing an extensive analysis, including consultation with outside specialists, Teledyne recorded a liability for this uncertain tax position that reflects the most likely outcome for this tax matter under the acquisition method for business combinations in the third quarter of 2021, which is included within accrued liabilities on the consolidated balance sheet. Subsequently, the Appellate Court hearing was held on September 15, 2021 and in the subsequent weeks ending on October 22, 2021, the STA and Teledyne submitted additional arguments in writing, including closing arguments. On January 26, 2022, the Administrative Court of Appeal in Stockholm, Sweden generally affirmed the March 2020 ruling of the First Instance Court and determined an estimated tax liability in the amount of SEK 2.765 billion. We paid the tax on February 2, 2022 totaling $296.4 million. We are evaluating the ruling.
The Company is in the process of reviewing and identifying acquisition accounting adjustments for a number of acquired tax positions of FLIR that may meet the definition of an acquired uncertain tax position. In addition to the STA matter described above, the Company has preliminarily recorded $177.5 million of provisional purchase accounting adjustments for the accrual of other uncertain tax positions of FLIR. These amounts are included primarily within other long-term liabilities on the consolidated balance sheet. These preliminary estimates are subject to change as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. The final acquisition accounting adjustments for these tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period.
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the FLIR acquisition made in 2021 (dollars in millions; amounts considered provisional as discussed above):

	2021
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years
Proprietary technology	$1,355.0	9.7
Customer list/relationships	450.0	14.4
Total acquired intangibles subject to amortization	1,805.0	10.9
Intangibles not subject to amortization:(a)
Trademarks	685.0	n/a
Total acquired intangible assets	$2,490.0

Goodwill	$5,905.5	n/a

Goodwill (in millions):	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 29, 2019	$962.7	$905.9	$164.3	$17.6	$2,050.5
Current year acquisitions	—	16.9	—	—	16.9
Foreign currency changes and other	35.1	46.0	1.5	—	82.6
Balance at January 3, 2021	997.8	968.8	165.8	17.6	2,150.0
Current year acquisition	5,905.5	—	—	—	5,905.5
Foreign currency changes and other	(35.8)	(32.9)	(0.1)	—	(68.8)
Balance at January 3, 2022	$6,867.5	$935.9	$165.7	$17.6	$7,986.7

	2021			2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired intangible assets (in millions):
Proprietary technology	$1,767.7	$358.2	$1,409.5	$420.3	$242.7	$177.6
Customer list/relationships	616.2	141.8	474.4	168.3	112.8	55.5
Patents	0.6	0.6	—	0.7	0.7	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	4.5	3.9	0.6	4.5	3.6	0.9
Backlog	16.3	16.3	—	16.5	16.5	—
Acquired intangible assets subject to amortization	2,406.2	521.7	1,884.5	611.2	377.2	234.0
Acquired intangible assets not subject to amortization:
Trademarks	857.1	—	857.1	175.7	—	175.7
Total acquired intangible assets	$3,263.3	$521.7	$2,741.6	$786.9	$377.2	$409.7
Amortizable acquired intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Consistent with Teledyne’s growth strategy, we seek to acquire companies in markets characterized by high barriers to entry and that include specialized products not likely to be commoditized.  Given our markets and highly engineered nature of our products, the rates of new technology development and customer acquisition and/or attrition are often not volatile.  As such, we believe the value of acquired intangible assets decline in a linear, as opposed to an accelerated fashion, and we believe amortization on a straight-line basis is appropriate. The expected future amortization expense for the next five years is as follows (in millions): 2022 - $211.6; 2023 - $207.7; 2024 - $205.9; 2025 - $200.3; 2026 - $198.1.
The estimated remaining useful lives by asset category as of January 2, 2022, are as follows:

Acquired intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	8.1
Customer list/relationships	11.2
Patents	1.3
Trademarks	5.2
Total acquired intangibles subject to amortization	8.7

Note 4. Financial Instruments
The Company had an immaterial amount of cash equivalents at January 2, 2022, compared with $471.0 million in cash equivalents at January 3, 2021. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of January 2, 2022 and January 3, 2021, are disclosed in Note 2, under “Derivative Instruments and Hedging Activities,” of the Notes to Consolidated Financial Statements and are based on Level 2 inputs. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The fair value of the Company’s senior unsecured notes as described in Note 9, “Long-Term Debt,” of the Notes to Consolidated Financial Statements approximated the carrying value based upon Level 2 inputs and is valued based on observable market data at January 2, 2022 and January 3, 2021. The fair value of the Company’s credit facility, term loans and other debt, also described in Note 9, at January 2, 2022 and January 3, 2021, approximated the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value. The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.
Note 5. Accounts Receivable and Unbilled Receivables

Accounts Receivable and Unbilled Receivables (in millions):	Balance at year-end
	2021	2020
Commercial and other billed receivables	$672.9	$377.4
U.S. Government and prime contractors billed receivables	108.6	36.9
	781.5	414.3
Allowance for doubtful accounts	(13.8)	(12.3)
Account receivable, net	$767.7	$402.0

Commercial and other unbilled receivables, net	$158.3	$147.1
U.S. Government and prime contractors unbilled receivables, net	157.8	75.0
Unbilled receivables, net	$316.1	$222.1

Note 6. Inventories

Inventories (in millions):	Balance at year-end
	2021	2020
Raw materials and supplies	$479.8	$227.7
Work in process	123.0	57.6
Finished goods	150.1	62.0
Total inventories, net	$752.9	$347.3
Note 7. Supplemental Balance Sheet Information

Property, plant and equipment (in millions):	Balance at year-end
	2021	2020
Land	$105.6	$70.0
Buildings	448.9	286.0
Equipment and software and other	1,016.3	806.7
	1,570.8	1,162.7
Accumulated depreciation and amortization	(743.3)	(673.4)
Total property, plant and equipment, net	$827.5	$489.3
The following table presents selected balance sheet components (in millions):

Balance sheet items	Balance sheet location	January 2, 2022	January 3, 2021
Salaries and wage accruals	Accrued liabilities	$215.1	$126.2

Note 8. Stockholders’ Equity

Common stock and treasury stock activity:	Common Stock	Treasury Stock
Balance, December 30, 2018	37,697,865	1,610,568
Issued	—	(460,669)
Balance, December 29, 2019	37,697,865	1,149,899
Issued	—	(403,641)
Balance, January 3, 2021	37,697,865	746,258
Issued	9,496,901	(243,788)
Balance, January 2, 2022	47,194,766	502,470
In 2021, Teledyne issued approximately 9.5 million shares in connection with the FLIR acquisition. See Note 3 to these Notes to Consolidated Financial Statements for additional information about the FLIR acquisition. Shares issued from treasury stock include stock options exercised as well as shares issued under certain other compensation plans.

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
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2021, 2020 or 2019.
Stock Incentive Plans
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
Stock Options
Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years except for stock options that were granted after 2018 to Teledyne’s then President and Chief Executive Officer and Teledyne’s Executive Chairman, which were expensed immediately. The Company recorded $20.0 million, $24.7 million, and $26.1 million for stock option expense, for 2021, 2020 and 2019, respectively. The Company issues shares of common stock upon the exercise of stock options.
The total pretax intrinsic value of options exercised during 2021 and 2020 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $64.2 million and $96.9 million, respectively. At January 2, 2022, the intrinsic value of stock options outstanding was $414.0 million and the intrinsic value of stock options exercisable was $382.7 million. During 2021 and 2020, the amount of cash received from the exercise of stock options was $25.4 million and $36.3 million, respectively.
At January 2, 2022, there was $30.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.5 years.
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

Stock option valuation assumptions:	2021	2020	2019
Expected dividend yield	n/a	n/a	n/a
Expected volatility	27.8%	23.7%	26.7%
Risk-free interest rate	0.09% to1.58%	1.50% to 1.75%	2.47% to 2.70%
Expected life in years	5.2	6.6	6.6
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2021, 2020 and 2019 was $134.88, $106.26 and $72.00, respectively.

Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2021		2020		2019
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,819,147	$170.10	1,988,576	$130.67	2,064,740	$104.66
Granted	211,973	$440.48	247,273	$382.91	390,789	$217.58
Exercised	(213,384)	$118.55	(382,554)	$95.22	(429,654)	$80.31
Canceled or expired	(23,879)	$328.15	(34,148)	$252.43	(37,299)	$181.62
Ending balance	1,793,857	$206.08	1,819,147	$170.10	1,988,576	$130.67
Options exercisable at end of period	1,328,191	$148.73	1,242,786	$118.57	1,242,205	$94.04
The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 2, 2022, under the stock option plans.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$40.70-$99.99	500,916	$82.16	2.7	500,916	$82.16
$100.00-$199.99	558,185	$153.97	5.6	558,185	$153.97
$200.00-$299.99	307,410	$217.71	7.1	197,353	$217.77
$300.00-$399.99	220,180	$382.89	8.1	71,737	$382.93
$400.00-$445.21	207,166	$440.93	9.7	—	$—
	1,793,857	$206.08	5.8	1,328,191	$148.73
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
Under the 2015 to 2017 plan, and based on actual performance, the Company issued 7,673, 8,586 and 6,481 shares of Teledyne common stock in 2020, 2019 and 2018, respectively. Under the 2018 to 2020 plan, and based on actual performance, the Company issued 9,588 shares of Teledyne common stock in 2021. The maximum number of remaining shares that could be issued in two equal installments in 2022 and 2023, is 35,082.
The estimated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market-based comparison. The Company recorded $6.2 million and $7.5 million in compensation expense related to the PSP program for fiscal years 2020 and 2019, respectively. In 2021, the Company discontinued the PSP.
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
The estimated expense for restricted stock awards to employees is based on a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the S&P 500 Index for awards granted in 2021, the Russell 1000 Index for awards granted from 2018 to 2020 and the Russell 2000 for awards granted prior to 2018. The Company recorded $3.5 million, $3.3 million and $3.0 million in compensation expense related to restricted stock awards to employees, for fiscal years 2021, 2020 and 2019, respectively. At January 2, 2022, there was $3.5 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.5 years.

As part of the acquisition of FLIR, the Company assumed certain unvested restricted stock units that were issued by FLIR in March 2021. The unvested restricted stock units were converted to 62,974 Teledyne restricted stock units. The post-acquisition expense for these restricted stock units was $7.8 million for 2021. The expense related to these assumed restricted stock units is included in the Digital Imaging segment results. This amount can be impacted by employee retirements and terminations or other awards granted during the remainder of the year. At January 2, 2022, 49,351 restricted stock units are outstanding and there was $14.4 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 2.2 years.
The following table shows restricted stock award activity for grants made to employees:

Restricted Stock:	Shares	Weighted average fair value per share
Balance, December 30, 2018	74,220	$108.05
Granted	17,522	$200.00
Issued	(35,330)	$72.91
Balance, December 29, 2019	56,412	$158.62
Granted	10,080	$360.33
Issued	(23,087)	$114.74
Balance, January 3, 2021	43,405	$228.80
Granted	10,227	$334.92
Issued	(15,423)	$176.64
Forfeited/Canceled	(380)	$176.64
Balance, January 2, 2022	37,829	$279.27
Non-employee directors each received restricted stock units valued at $130,000 in 2021 and $110,000 in 2020 and 2019 or valued at half the amount for a person who becomes a director for the first time after the date of the Annual Meeting. The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee director’s restricted stock units was $1.2 million for 2021, $1.1 million for 2020 and $1.0 million for 2019.
The following table shows restricted stock award activity for grants made to non-employee directors:

Directors Restricted Stock:	Shares	Weighted average fair value per share
Balance, December 30, 2018	7,752	$170.00
Granted	4,155	$251.23
Issued	(2,840)	$193.39
Balance, December 29, 2019	9,067	$199.90
Granted	3,692	$312.41
Issued	(2,640)	$249.72
Canceled	(353)	$311.17
Balance, January 3, 2021	9,766	$224.94
Granted	2,592	$450.27
Issued	(5,300)	$227.90
Balance, January 2, 2022	7,058	$308.54

Note 9. Long-Term Debt

Long-Term Debt (dollars in millions, except as noted):	January 2, 2022	January 3, 2021
$1.15 billion credit facility, due March 2026, weighted average variable rate of 1.20% at January 2, 2022 and 1.05% at January 3, 2021	$125.0	$125.0
Term loan due October 2024, variable rate of 1.35% at January 2, 2022 and 1.150% at January 3, 2021, swapped to a Euro fixed rate of 0.612%	150.6	150.0
0.65% Fixed Rate Senior Notes due April 2023	300.0	—
0.95% Fixed Rate Senior Notes due April 2024, callable after April 2022	450.0	—
1.60% Fixed Rate Senior Notes due April 2026	450.0	—
2.25% Fixed Rate Senior Notes due April 2028	700.0	—
2.50% Fixed Rate Senior Notes due April 2030	500.0	—
2.75% Fixed Rate Senior Notes due April 2031	1,100.0	—
Term loan due May 2026, variable rate of 1.35% at January 2, 2022	355.0	—
3.09% Fixed Rate Senior Notes due December 2021	—	95.0
3.28% Fixed Rate Senior Notes due November 2022	—	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	—	61.1
0.92% €100 Million Fixed Rate Senior Notes due April 2023	—	122.1
1.09% €100 Million Fixed Rate Senior Notes due April 2024	—	122.1
Other debt	0.7	4.0
Debt issuance costs	(31.9)	(0.8)
Total long-term debt	4,099.4	778.5
Current portion of long-term debt and other debt	—	(97.6)
Total long-term debt, net of current portion	$4,099.4	$680.9
Maturities of long-term debt as of January 2, 2022 (in millions):

Fiscal year
2022	$—
2023	300.2
2024	600.7
2025	0.1
2026	930.2
Thereafter	2,300.1
Total principal payments	4,131.3
Debt issuance costs	(31.9)
Total debt	$4,099.4
The Company has no sinking fund requirements.
In the first quarter of 2021, Teledyne completed various financing activities related to the then pending acquisition of FLIR. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the acquisition of FLIR and terminated the $4.5 billion stand-by bridge facility. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. Teledyne may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. In addition, we guaranteed FLIR’s $500.0 million, 2.50% Fixed Rate Senior Notes due August 2030. Previously on March 4, 2021, Teledyne entered into a $1.0 billion Term Loan Credit Agreement (maturing May 2026) and an Amended and Restated Credit Agreement (maturing March 2026) with capacity of $1.15 billion. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty. Teledyne used the proceeds from the Notes together with the proceeds from the $1.0 billion Term Loan Credit Agreement and cash on hand to pay the cash portion of the consideration for the FLIR acquisition and refinance certain existing debt.

Excluding interest and fees, no payments are due under the $1.15 billion unsecured credit facility (“credit facility”) until it matures in March 2026. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a base rate, Eurocurrency rate or equivalent as defined in our credit agreements. Available borrowing capacity under the credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $759.2 million at January 2, 2022. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at January 2, 2022, the Company was in compliance with these covenants. At January 2, 2022, Teledyne had $281.9 million in outstanding letters of credit. Of this amount, $244.6 million was released in February 2022.
Total interest expense including credit facility fees and other bank charges was $104.8 million in 2021, $15.8 million in 2020 and $22.0 million in 2019.
Note 10. Income Taxes
Income before income taxes included income from domestic operations of $108.0 million for 2021, $289.5 million for 2020 and $295.9 million for 2019. Income before taxes included income from foreign operations of $425.9 million for 2021, $180.2 million for 2020 and $177.8 million for 2019.

Income tax provision/(benefit) - (in millions):	2021	2020	2019
Current
Federal	$43.0	$25.3	$66.0
State	10.8	7.0	10.6
Foreign	57.5	39.1	28.4
Total current	111.3	71.4	105.0
Deferred
Federal	(39.7)	(0.5)	(37.0)
State	(0.1)	2.3	(2.3)
Foreign	17.0	(5.4)	5.7
Total deferred	(22.8)	(3.6)	(33.6)
Provision for income taxes	$88.5	$67.8	$71.4
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

Tax rate reconciliation:	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	1.8	2.0	2.2
Research and development tax credits	(3.4)	(3.4)	(2.2)
Investment tax credits	(1.1)	(1.0)	(1.1)
Foreign rate differential	1.4	0.6	0.7
Net reversals for unrecognized tax benefits	(2.4)	0.7	(0.6)
Stock-based compensation	(2.5)	(4.5)	(3.3)
U.S. export sales	(1.3)	(2.5)	(3.0)
Acquisition-related costs	1.7	—	—
Other	1.4	1.5	1.4
Effective income tax rate	16.6%	14.4%	15.1%
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

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2021	2020
Long-term:
Accrued liabilities	$52.6	$22.2
Inventory valuation	41.5	15.4
Accrued vacation	9.6	7.6
Deferred compensation and other benefit plans	39.1	39.0
Postretirement benefits other than pensions	1.7	1.8
Operating lease liabilities	38.7	29.9
Capitalization of research and development	34.1	37.1
Tax credit and net operating loss carryforward	47.4	44.2
Valuation allowance	(12.7)	(12.9)
Total deferred income tax assets	252.0	184.3
Deferred income tax liabilities:
Long-term:
Intangible amortization	751.5	139.4
Property, plant and equipment differences	37.8	16.5
Operating lease right-of-use assets	35.0	27.7
Unremitted earnings of foreign subsidiaries	15.9	—
Other	7.9	3.7
Total deferred income tax liabilities	848.1	187.3
Net deferred income tax liabilities	$596.1	$3.0
We intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. U.S. federal and applicable state income taxes have been accrued for deemed repatriations. At January 2, 2022, the amount of undistributed foreign earnings was $619.8 million, for which we have not recorded a deferred tax liability of approximately $1.3 million for corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets decreased by $0.2 million in 2021, primarily related to the evidence for future utilization of remaining investment tax credits, offset by acquisition-related valuation allowance.
At January 2, 2022, the Company had approximately $45.3 million of net operating loss carryforward primarily from the Company’s entities in the United Kingdom, Denmark and Norway, of which $28.8 million have no expiration dates and $16.5 million have expiration dates ranging from 2025 to 2040. The Company had Canadian capital loss carryforward in the amount of $4.2 million which has no expiration date. Also the Company had aggregate Canadian federal and provincial investment tax credits of $16.9 million, which have expiration dates ranging from 2030 to 2041. The Company had Spanish federal research and development credit carryforward in the amount of $0.4 million, which have expiration dates ranging from 2025 to 2028. In addition, the Company had domestic federal and state net operating loss carryforward of $28.0 million and $117.1 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries. Of the $28.0 million federal net operation loss carryforward, $20.6 million have no expiration dates and $7.4 million have expiration dates ranging from 2024 to 2037. The state net operating loss carryforward amounts have expiration dates ranging from 2022 to 2041. Finally, the Company had federal research and development credit carryforward in the amount of $0.3 million which has an expiration date of 2037 and state tax credits of $17.9 million, of which $14.1 million have no expiration date and $3.8 million have expiration dates ranging from 2023 to 2035.

Unrecognized tax benefits (in millions):	2021	2020	2019
Beginning of year	$32.3	$24.5	$25.0
Increase due to FLIR acquisition	413.8	—	—
Increase for tax positions taken during the current period	6.3	9.4	4.3
Increase in prior year tax positions	2.5	5.1	4.2
Reduction related to settlements with taxing authorities	(1.6)	(1.9)	(4.6)
Reduction related to lapse of the statute of limitations	(20.7)	(4.9)	(4.3)
Impact of exchange rate changes	(30.6)	0.1	(0.1)
End of year	$402.0	$32.3	$24.5
In the next 12 months, the Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $19.1 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues.
We recognized net tax benefits and expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of operations of $2.4 million of expense, $0.1 million of expense and $0.3 million of benefit, for 2021, 2020 and 2019, respectively. Interest and penalties in the amount of $160.8 million, $1.2 million and $1.1 million were recognized in the 2021, 2020 and 2019 statement of financial position, respectively. In 2021, interest and penalties of $157.0 million were accrued as a result of the acquisition of FLIR. Substantially all of the unrecognized tax benefits as of January 2, 2022, if recognized, would affect our effective tax rate.
Current accrued liabilities on the consolidated balance sheet included unrecognized tax benefits including accrued interest and penalties of $341.0 million as of January 2, 2022, compared with no balance as of January 3, 2021. Teledyne paid $296.4 million related to this current accrued liabilities balance on February 2, 2022.
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2011, Canadian income tax matters for all years through 2012, Swedish income tax matters for all years through 2011, Norwegian income tax matters for all years through 2016, Belgian income tax matters for all years through 2018, French income tax matters for all years through 2018 and United Kingdom income tax matters for all years through 2019.
Note 11. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has two domestic qualified defined benefit pension plans covering substantially all U.S. employees hired before January 1, 2004, excluding FLIR U.S. employees. All FLIR U.S. employees participate in a defined contribution plan, as FLIR has no legacy U.S. Pension Plans. As of January 1, 2004, new Teledyne hires participate in a defined contribution plan only. The Company also has several small domestic non-qualified and foreign-based defined benefit pension plans.
The domestic qualified pension plans allow participants to elect a lump-sum payment at retirement. In 2021, 2020 and 2019, the Company made lump sum payments of $24.5 million, $24.9 million and $17.2 million, respectively, from the domestic qualified pension plans assets to certain participants in the plan. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining our pension and post-retirement obligations.

	Domestic			Foreign
	2021	2020	2019	2021	2020	2019
Service cost - benefits earned during the period (in millions)	$9.3	$9.3	$8.5	$1.3	$1.1	$0.9

	Domestic			Foreign
Pension non-service (income)/expense (in millions):	2021	2020	2019	2021	2020	2019
Interest cost on benefit obligation	21.6	26.5	32.4	0.7	0.9	1.2
Expected return on plan assets	(55.8)	(56.0)	(64.8)	(1.0)	(1.1)	(1.4)
Amortization of prior service cost	(3.6)	(6.0)	(6.0)	0.1	0.1	0.1
Amortization of actuarial loss	26.3	22.5	30.6	0.4	0.3	0.3
Settlements/Curtailment	—	—	—	—	—	(0.5)
Pension non-service (income)/expense	$(11.5)	$(13.0)	$(7.8)	$0.2	$0.2	$(0.3)
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

The following assumptions were used to measure the net benefit income/cost within each respective year for the domestic qualified plans and the foreign plans:

Pension Plan Assumptions:	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic plan - 2021	2.55% - 2.78%	2.75%	6.71% - 7.80%
Domestic plan - 2020	3.38% to 3.52%	2.75%	6.71% - 7.80%
Domestic plan - 2019	4.59%	2.75%	7.80%

Foreign plans - 2021	0.10% - 1.20%	1.00% - 2.50%	0.80% - 2.50%
Foreign plans - 2020	0.20% - 1.80%	1.00% - 2.50%	1.00% - 3.00%
Foreign plans - 2019	0.90% - 2.60%	1.00% - 2.50%	1.00% - 3.80%
For its domestic based pension plans the Company is projecting a long-term rate of return on plan assets of 6.82% in 2022. For its foreign based pension plans the Company is projecting a long-term rate of return on plan assets of 2.23% in 2022.

	Domestic		Foreign
	2021	2020	2021	2020
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$846.8	$805.7	$70.4	$60.3
Service cost - benefits earned during the year	9.3	9.3	1.3	1.1
Interest cost on projected benefit obligation	21.6	26.5	0.7	0.9
Actuarial (gain) loss	(11.8)	72.5	(7.4)	5.8
Benefits paid	(66.6)	(67.2)	(2.2)	(1.7)
Other - including foreign currency, settlements/curtailments	—	—	(2.6)	4.0
Benefit obligation - end of year	$799.3	$846.8	$60.2	$70.4

Accumulated benefit obligation - end of year	$795.4	$842.0	$55.8	$65.3

The key assumptions used to measure the benefit obligation at each respective year-end were:

Key assumptions:	Domestic Plans			Foreign Plans
	2021	2020	2019	2021	2020	2019
Discount rate	2.91% - 3.08%	2.55% to 2.78%	3.41%	0.20% - 1.80%	0.10% - 1.20%	0.20% - 1.80%
Salary growth rate	2.75%	2.75%	2.75%	1.00% - 2.50%	1.00% - 2.50%	1.00% -2.50%

	Domestic		Foreign
	2021	2020	2021	2020
Changes in plan assets (in millions):
Fair value of net plan assets - beginning of year	$854.5	$835.7	$54.4	$48.0
Actual return on plan assets	74.1	83.5	0.3	4.0
Employer contribution - other benefit plan	2.3	2.5	1.9	1.1
Foreign currency changes	—	—	(1.6)	3.4
Benefits paid	(66.6)	(67.2)	(2.2)	(1.7)
Other	—	—	0.1	(0.4)
Fair value of net plan assets - end of year	$864.3	$854.5	$52.9	$54.4

The measurement date for the Company’s pension plans is December 31.

The following tables sets forth the funded status and amounts recognized in the consolidated balance sheets at year-end 2021 and 2020 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

	Domestic		Foreign
	2021	2020	2021	2020
Funded status	$65.0	$7.7	$(7.3)	$(16.0)

Amounts recognized in the consolidated balance sheets:
Prepaid pension asset long-term	$118.9	$67.9	$4.8	$—
Accrued pension obligation long-term	(44.4)	(51.6)	(11.7)	(15.5)
Accrued pension obligation short-term	(3.7)	(2.7)	(0.4)	(0.5)
Other long-term liabilities	(5.8)	(5.9)	—	—
Net amount recognized	$65.0	$7.7	$(7.3)	$(16.0)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost (credit)	$(3.0)	$(6.6)	$0.6	$0.8
Net loss	397.7	454.2	3.4	10.6
Net amount recognized, before tax effect	$394.7	$447.6	$4.0	$11.4
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2021	2020
Projected benefit obligation	$79.2	$300.4
Accumulated benefit obligation	$74.9	$290.8
Fair value of plan assets	$15.6	$224.3
 At year-end 2021 and 2020 the Company had an accumulated non-cash reduction to stockholders’ equity of $297.6 million and $347.8 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $100.9 million at year end 2021 and $110.5 million at year end 2020.
At January 2, 2022, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2022 for the pension plans are: net loss $22.7 million and net prior service credit $1.7 million.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2022	$62.3	$2.2
2023	59.2	2.3
2024	57.2	2.3
2025	58.3	2.4
2026	59.7	2.6
2027-2031	267.9	13.0
Total	$564.6	$24.8
The following table sets forth the percentage of year-end market value by asset class for the pension plans:

Market value by asset class:	Domestic Plan Assets % to Total		Foreign Plan Assets % to Total
	2021	2020	2021	2020
Equity instruments	34%	38%	55%	52%
Fixed income instruments	55	49	25	25
Alternatives and other	11	13	20	23
Total	100%	100%	100%	100%
 The Company has an active management policy for the pension assets in the qualified domestic pension plan. As of January 2, 2022, the long term asset allocation target for the domestic plan consists of approximately 34% in equity instruments, approximately 55% in fixed income instruments and approximately 11% in alternatives.

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
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of January 2, 2022, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$69.0	$—	$69.0
Equity securities	2.4	230.0	—	232.4
U.S. government securities and futures	242.8	13.0	—	255.8
Corporate bonds	—	33.3	—	33.3
Insurance contracts related to foreign plans	—	15.5	—	15.5
Fair value of net plan assets at the end of the year	$245.2	$360.8	$—	$606.0

Investments measured at net asset value:
Alternatives				$211.8
Mutual funds (c)				7.3
Mortgage-backed securities				54.7
High yield bonds				37.4
Fair value of net plan assets at the end of the year				$311.2
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
The Company’s contributions associated with its 401(k) plans were $15.2 million, $13.8 million and $13.4 million, for 2021, 2020 and 2019, respectively.
Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees. Total cost for these plans was less than $1.0 million for each fiscal year 2021, 2020 and 2019.
Note 12. Business Segments
The Company has four reportable segments: Digital Imaging; Instrumentation; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as micro electromechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. This segment also includes our sponsored and centralized research laboratories which benefit government programs and commercial businesses. Teledyne acquired FLIR in May 2021, which is reported in the Digital Imaging segment. FLIR offers a diversified portfolio that serves a number of applications in government and defense, industrial, and commercial markets. FLIR technologies include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications. The Engineered Systems segment also designs and manufactures electrochemical energy systems. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021.
Segment results include net sales and operating income by segment but excludes noncontrolling interest, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain nonoperating expenses not allocated to our segments.
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of the COVID pandemic, beginning in 2020 the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. We also exited certain facilities no longer needed. In 2021, we took actions to integrate FLIR into our businesses resulting in higher severance and facility closure costs in the Digital Imaging segment. At January 2, 2022, an immaterial amount remains to be paid related to these actions.
The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2021	2020	2019
Digital Imaging	$23.9	$2.9	$1.1
Instrumentation	1.3	5.9	1.5
Aerospace and Defense Electronics	0.7	11.1	0.5
Engineered Systems	0.4	0.5	0.1
Corporate	0.1	0.4	—
Total	$26.4	$20.8	$3.2

Information on the Company’s business segments was as follows (in millions):

Net sales:	2021	2020	2019
Digital Imaging	$2,412.9	$986.0	$992.9
Instrumentation	1,166.9	1,094.5	1,105.1
Aerospace and Defense Electronics	628.7	589.4	690.1
Engineered Systems	405.8	416.3	375.5
Total net sales	$4,614.3	$3,086.2	$3,163.6

Operating income:	2021	2020	2019
Digital Imaging	$325.6	$192.8	$176.5
Instrumentation	253.7	213.2	200.4
Aerospace and Defense Electronics	133.2	80.8	143.4
Engineered Systems	48.6	50.1	36.5
Corporate expense	(136.8)	(56.8)	(65.1)
Total operating income	$624.3	$480.1	$491.7

Depreciation and amortization:	2021	2020	2019
Digital Imaging	$309.2	$49.2	$48.5
Instrumentation	38.1	38.3	35.9
Aerospace and Defense Electronics	13.2	13.7	14.3
Engineered Systems	7.2	9.2	6.0
Corporate	4.1	5.8	7.2
Total depreciation and amortization	$371.8	$116.2	$111.9

Capital expenditures:	2021	2020	2019
Digital Imaging	$64.2	$33.4	$45.2
Instrumentation	13.3	18.0	18.9
Aerospace and Defense Electronics	8.4	10.4	19.0
Engineered Systems	12.9	7.5	3.6
Corporate	2.8	2.1	1.7
Total capital expenditures	$101.6	$71.4	$88.4

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.

Identifiable assets:	2021	2020	2019
Digital Imaging	$11,756.8	$2,000.8	$1,874.6
Instrumentation	1,640.3	1,676.2	1,680.2
Aerospace and Defense Electronics	536.3	567.6	618.3
Engineered Systems	179.2	175.1	143.4
Corporate	317.7	665.1	263.3
Total identifiable assets	$14,430.3	$5,084.8	$4,579.8
Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows:

Sales by country of origin:	2021	2020	2019
United States	$2,932.1	$2,078.7	$2,179.6
Canada	458.1	333.7	301.0
United Kingdom	286.3	237.5	251.7
Belgium	227.3	10.7	10.2
The Netherlands	127.0	105.5	134.2
All other countries	583.5	320.1	286.9
Total sales	$4,614.3	$3,086.2	$3,163.6

Long-lived assets:	2021	2020	2019
United States	$9,446.3	$1,707.0	$1,839.4
Canada	763.5	372.9	355.0
United Kingdom	622.4	539.5	492.2
France	463.7	505.1	367.1
All other countries	679.3	201.7	195.6
Total long-lived assets	$11,975.2	$3,326.2	$3,249.3
Long-lived assets consist of property, plant and equipment, goodwill, acquired intangible assets, prepaid pension assets and other long-term assets including deferred compensation assets but excluding any deferred tax assets. Until purchase accounting for the FLIR acquisition is finalized, provisional amounts for goodwill and intangible assets are primarily included in the United States. The all other countries category primarily consists of Teledyne’s other operations in Europe.
Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. All other segments each contain one product line.
The tables below provide a summary of the sales by product line for the Instrumentation segment (in millions):

Instrumentation:	2021	2020	2019
Environmental Instrumentation	$446.3	$411.3	$391.4
Marine Instrumentation	424.1	426.3	450.2
Test and Measurement Instrumentation	296.5	256.9	263.5
Total	$1,166.9	$1,094.5	$1,105.1
Sales to the U.S. Government included sales to the U.S. Department of Defense of $876.6 million in 2021, $578.4 million in 2020, and $545.5 million in 2019. Total sales to international customers were $2,147.9 million in 2021, $1,385.3 million in 2020, and $1,391.6 million in 2019. Of these amounts, sales by operations in the United States to customers in other countries were $723.9 million in 2021, $546.8 million in 2020, and $638.0 million in 2019. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments generally were priced at prevailing market prices and were $20.2 million, $23.4 million and $30.3 million for 2021, 2020 and 2019, respectively.
We also disaggregate our revenue from contracts with customers by customer type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in our segments is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost type contracts. For the year ended January 2, 2022, approximately 47% of net sales in the Engineered Systems segment was derived from fixed price contracts.

	Fiscal Year Ended January 2, 2022			Fiscal Year Ended January 3, 2021			Fiscal Year Ended December 29, 2019
	Customer Type			Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$515.9	$1,897.0	$2,412.9	$120.9	$865.1	$986.0	$107.4	$885.5	$992.9
Instrumentation	91.6	1,075.3	1,166.9	80.6	1,013.9	1,094.5	80.4	1,024.7	1,105.1
Aerospace and Defense Electronics	227.2	401.5	628.7	229.9	359.5	589.4	225.3	464.8	690.1
Engineered Systems	358.4	47.4	405.8	386.8	29.5	416.3	338.9	36.6	375.5
Total	$1,193.1	$3,421.2	$4,614.3	$818.2	$2,268.0	$3,086.2	$752.0	$2,411.6	$3,163.6
a) Includes sales as a prime contractor or subcontractor.

	Fiscal Year Ended January 2, 2022				Fiscal Year Ended January 3, 2021				Fiscal Year Ended December 29, 2019
	Geographic Region (a)				Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$1,144.9	$642.7	$625.3	$2,412.9	$309.3	$272.9	$403.8	$986.0	$316.1	$299.4	$377.4	$992.9
Instrumentation	857.9	248.2	60.8	1,166.9	844.4	204.4	45.7	1,094.5	899.7	164.8	40.6	1,105.1
Aerospace and Defense Electronics	523.5	105.2	—	628.7	508.7	80.1	0.6	589.4	588.3	100.8	1.0	690.1
Engineered Systems	405.8	—	—	405.8	416.3	—	—	416.3	375.5	—	—	375.5
Total	$2,932.1	$996.1	$686.1	$4,614.3	$2,078.7	$557.4	$450.1	$3,086.2	$2,179.6	$565.0	$419.0	$3,163.6
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
Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and use an implicit rate when readily available. Since most of our leases do not provide an implicit rate, we use the incremental borrowing rate to determine the present value of lease payments. The rate will take into consideration the underlying asset’s economic environment, including the length of the lease term and currency that the lease is payable in. Our lease agreements may include options to extend the lease term at either a fixed cost, fixed increase or market value adjustment. We evaluate the likelihood of exercising each renewal option based on many factors, including the length of the renewal option and the future new lease cost, if known, or the estimated future new lease cost if it is not a fixed amount and will include those renewal options that are reasonably certain to be exercised for purposes of calculating the lease liability and corresponding right-of-use asset. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Operating Leases
Teledyne has approximately 165 long-term operating lease agreements for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for non-lease components such as utilities, taxes, insurance and maintenance expense. We account for lease and non-lease components as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At January 2, 2022, Teledyne has right-of-use assets of $144.5 million included in other long-term other assets on the balance sheet.
At January 2, 2022, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Operating lease commitments:
2022	$33.5
2023	29.9
2024	24.3
2025	21.7
2026	18.6
Thereafter	65.4
Total minimum lease payments	193.4
Less:
Imputed interest	(27.1)
Current portion (included in current accrued liabilities)	(28.3)
Present value of minimum lease payments, net of current portion	$138.0
The weighted average remaining lease term for operating leases is approximately 7.8 years and the weighted average discount rate is approximately 3.48% Rental expense under operating leases, including leases with a term of 12 months or less, net of immaterial sublease income, was $40.9 million in 2021, $29.4 million in 2020 and $26.5 million in 2019. Cash paid for amounts included in the measurement of lease liabilities was $39.7 million for 2021 and $27.8 million for 2020.

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
At January 2, 2022, the Company’s reserves for environmental remediation obligations totaled $6.3 million, of which $1.7 million is included in current accrued liabilities with the remainder included in long-term accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.
On April 24, 2018, FLIR entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of International Traffic in Arms Regulations (“ITAR”). The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. While FLIR has enhanced its trade compliance program more broadly, implemented and continues to implement remedial measures and has undergone its first external audit and just concluded its second external audit of FLIR’s ITAR compliance program, additional adverse disclosures and findings could materially cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. As of January 2, 2022, under the Consent Agreement, $3.5 million remains to be paid by April 24, 2022. FLIR’s investments to date in remedial compliance measures have been more than sufficient to cover the $15.0 million suspension amount.
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
Certain provisional adjustments have been made for the FLIR historical export compliance matters in Teledyne’s current preliminary estimates of its purchase price allocation. The final acquisition accounting adjustments for these matters may be materially different, as Teledyne obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period.
See Note 3 to these Notes to Consolidated Financial Statements for information regarding FLIR historical tax matters that existed at the date of the acquisition, including the Swedish Tax Authority's reassessment of tax for the year ending December 31, 2012 related to one of FLIR’s non-operating subsidiaries in Sweden.
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
Note 15. Subsequent Events
On January 26, 2022, the Administrative Court of Appeal in Stockholm, Sweden generally affirmed the March 2020 ruling of the First Instance Court and determined a tax liability in the amount of SEK 2.765 billion. We paid the tax on February 2, 2022 totaling $296.4 million. We are evaluating the ruling. As a result of the payment, the Swedish Tax Authority cancelled the standby letter of credit of $244.6 million.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 2, 2022, January 3, 2021 and December 29, 2019
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other (a)	Balance at end of period
Fiscal Year 2021
Allowance for doubtful accounts	$12.3	4.5	—	(3.0)	$13.8
Environmental reserves	$6.5	0.4	—	(0.6)	$6.3

Fiscal Year 2020
Allowance for doubtful accounts	$10.2	4.1	—	(2.0)	$12.3
Environmental reserves	$6.0	1.1	—	(0.6)	$6.5

Fiscal Year 2019
Allowance for doubtful accounts	$6.7	1.3	2.3	(0.1)	$10.2
Environmental reserves	$6.0	0.6	—	(0.6)	$6.0

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

3.2	Third Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))

4.1	Description of the Registrant's Securities*

4.2
Indenture, dated as of March 22, 2021, between Teledyne Technologies Incorporated and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2021) (File No. 1-15295)

4.3
First Supplemental Indenture, dated as of March 22, 2021, between Teledyne Technologies Incorporated and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2021) (File No. 1-15295)

4.4	Form of 0.650% Notes due 2023 (form included as Exhibit A to the First Supplemental Indenture files as Exhibit 4.3)

4.5	Form of 0.950% Notes due 2024 (form included as Exhibit B to the First Supplemental Indenture files as Exhibit 4.3)

4.6	Form of 1.600% Notes due 2026 (form included as Exhibit C to the First Supplemental Indenture files as Exhibit 4.3)

4.7	Form of 2.250% Notes due 2028 (form included as Exhibit D to the First Supplemental Indenture filed as Exhibit 4.3)

4.8	Form of 2.750% Notes due 2031 (form included as Exhibit E to the First Supplemental Indenture filed as Exhibit 4.3)

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

10.22
Employment Agreement, by and between Teledyne Technologies Incorporated and Aldo Pichelli, dated as of October 23, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2018) (File No. 1-15295)†

10.23	Amendment No. 1 to Employment Agreement dated as of January 26, 2021, by and between Teledyne Technologies Incorporated and Aldo Pichelli*†

10.24
Amendment Number 2 to Employment Agreement dated as of August 27, 2021, by and between Teledyne Technologies Incorporated and Aldo Pichelli (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))†

10.25
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.26
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.27
Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal years ended December 29, 2013 (File No. 1-15295))†

10.28
Amended and Restated Change in Controls Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year end January 3, 2016(File No. 1-15295)†

10.29
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year end December 29, 2013 (File No. 1-15295))†

10.30
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.31
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.32
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.33
Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.34
First Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 3, 2021) (File No. 1-15295)

10.35
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.36
Amended and Restated Term Loan Credit Agreement, dated October 30, 2019, by an among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the several banks and other financial institutions form time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, and B of A Securities, Inc., as sole book manager and sole lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2019).

10.37
First Amendment to Amended and Restated Term Loan Credit Agreement dated as of January 19, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantors party thereto, the several banks and other financial institutions from time to time parties thereto as lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2021 File No. 1-15295))

10.38
Second Amendment to Amended and Restated Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.39
Third Amendment to Amended and Restated Term Loan Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantor party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 3, 2021) (File No. 1-15295)

10.40
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Term Loan Credit Agreement dated as of October 30, 2019, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.41
Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.42
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.43
Second Supplemental Indenture, dated as of May 14, 2021, between Teledyne Technologies Incorporated, Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.44
Second Supplemental Indenture, dated as of May 14, 2021 between Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.45
Note Purchase and Guaranty Agreement, dated as of April 18, 2017, by and among Teledyne Technologies Incorporated, Teledyne Netherlands B.V. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.46
Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

14.1	Teledyne Technologies Incorporated Global Code of Ethical Conduct - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
14.2	Code of Ethics for Financial Professionals - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
14.3	Directors, Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
21	Subsidiaries of Teledyne Technologies Incorporated*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm *
24.1	Power of Attorney - Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended January 2, 2022: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 25, 2022.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Mehrabian	Chairman, President and Chief
	Robert Mehrabian	Executive Officer (Principal Executive Officer) and Director	February 25, 2022

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 25, 2022

	/s/ Cynthia Belak	Vice President and
	Cynthia Belak	Controller (Principal Accounting Officer)	February 25, 2022

	*	Director	February 25, 2022
Denise R. Cade

	*	Director	February 25, 2022
Charles Crocker

	*	Director	February 25, 2022
Kenneth C. Dahlberg

	*	Director	February 25, 2022
Michelle A. Kumbier

	*	Director	February 25, 2022
Simon M. Lorne

	*	Director	February 25, 2022
Robert A. Malone

	*	Director	February 25, 2022
Vincent J. Morales

	*	Director	February 25, 2022
Wesley W. von Schack

	*	Director	February 25, 2022
Jane C. Sherburne

	*	Director	February 25, 2022
Michael T. Smith

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1