Form 10-Q
period 2022-04-03
TELEDYNE TECHNOLOGIES INC
filed 2022-05-03
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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
Yes  ☐    No  ☒
There were 46,842,854 shares of common stock, $.01 par value per share, outstanding as of April 22, 2022.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE FIRST QUARTER ENDED APRIL 3, 2022 AND APRIL 4, 2021
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2022	2021
Net sales	$1,321.0	$805.7
Costs and expenses
Cost of sales	752.6	492.5
Selling, general and administrative expenses	291.3	168.2
Acquired intangible asset amortization	53.6	9.8
Total costs and expenses	1,097.5	670.5
Operating income	223.5	135.2
Interest and debt expense, net	(22.3)	(35.7)
Non-service retirement benefit income	2.8	2.8
Other expense, net	(1.0)	(1.0)
Income before income taxes	203.0	101.3
(Benefit) provision for income taxes	(9.6)	16.6
Net income	$212.6	$84.7

Basic earnings per common share	$4.55	$2.29
Weighted average common shares outstanding	46.7	37.0

Diluted earnings per common share	$4.46	$2.23
Weighted average diluted common shares outstanding	47.7	38.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FIRST QUARTER ENDED APRIL 3, 2022 AND APRIL 4, 2021
(Unaudited - Amounts in millions)

	First Quarter
	2022	2021
Net income	$212.6	$84.7
Other comprehensive income (loss):
Foreign exchange translation adjustment	(32.6)	1.0
Hedge activity, net of tax	6.5	(0.1)
Pension and postretirement benefit adjustments, net of tax	4.2	4.3
Other comprehensive income (loss)	(21.9)	5.2
Comprehensive income	$190.7	$89.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	April 3, 2022	January 2, 2022
Assets
Current Assets
Cash and cash equivalents	$284.3	$474.7
Accounts receivable, net	783.9	767.7
Unbilled receivables, net	348.5	316.1
Inventories, net	801.3	752.9
Prepaid expenses and other current assets	119.4	118.0
Total current assets	2,337.4	2,429.4
Property, plant and equipment, net of accumulated depreciation and amortization of $803.4 at April 3, 2022 and $743.3 at January 2, 2022	807.3	827.5
Goodwill	7,977.0	7,986.7
Acquired intangibles, net	2,682.8	2,741.6
Prepaid pension assets	129.7	123.7
Operating lease right-of-use assets	147.1	144.5
Other assets, net	169.8	176.9
Total Assets	$14,251.1	$14,430.3
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$496.1	$469.5
Accrued liabilities	612.2	1,028.9
Current portion of long-term debt	300.0	—
Total current liabilities	1,408.3	1,498.4
Long-term debt, net of current portion	3,831.8	4,099.4
Long-term operating lease liabilities	139.4	138.0
Long-term deferred tax liabilities	612.9	625.5
Other long-term liabilities	426.3	447.0
Total Liabilities	6,418.7	6,808.3
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at April 3, 2022 and 47,194,766 at January 2, 2022; outstanding shares: 46,827,834 at April 3, 2022 and 46,692,296 at January 2, 2022	0.5	0.5
Additional paid-in capital	4,325.2	4,317.1
Retained earnings	3,985.8	3,773.2
Treasury stock, 366,932 shares at April 3, 2022 and 502,470 shares at January 2, 2022	(27.2)	(38.8)
Accumulated other comprehensive loss	(451.9)	(430.0)
Total Stockholders’ Equity	7,832.4	7,622.0
Total Liabilities and Stockholders’ Equity	$14,251.1	$14,430.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 2, 2022	$0.5	$4,317.1	$(38.8)	$3,773.2	$(430.0)	$7,622.0
Net income	—	—	—	212.6	—	212.6
Other comprehensive loss, net of tax	—	—	—	—	(21.9)	(21.9)
Treasury stock issued	—	(11.6)	11.6	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	12.7	—	—	—	12.7
Balance, April 3, 2022	$0.5	$4,325.2	$(27.2)	$3,985.8	$(451.9)	$7,832.4

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2021	$0.4	$389.9	$(59.5)	$3,327.9	$(430.1)	$3,228.6
Net income	—	—	—	84.7	—	84.7
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2
Treasury stock issued	—	(9.3)	9.3	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	10.8	—	—	—	10.8
Balance, April 4, 2021	$0.4	$398.4	$(50.2)	$3,412.6	$(424.9)	$3,336.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2022 AND APRIL 4, 2021
(Unaudited - Amounts in millions)

	Three Months
	2022	2021
Operating Activities
Net income	$212.6	$84.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86.9	29.3
Stock-based compensation	9.0	7.0
Bridge financing and debt extinguishment expense	—	30.5
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(57.2)	(17.2)
Inventories	(56.6)	17.8
Accounts payable	33.1	24.3
Deferred and income taxes receivable/payable, net	5.6	(4.1)
Prepaid expenses and other assets	(2.4)	(0.1)
Accrued expenses and other liabilities	(451.5)	(50.2)
Other operating, net	3.8	2.9
Net cash (used in) provided by operating activities	(216.7)	124.9
Investing Activities
Purchases of property, plant and equipment	(21.0)	(17.6)
Other investing, net	1.4	—
Net cash used in investing activities	(19.6)	(17.6)
Financing Activities
Net proceeds from fixed rate notes	—	2,975.8
Net proceeds from (payments on) credit facility	32.0	(496.5)
Proceeds from exercise of stock options	12.7	10.8
Payments for bridge financing and debt extinguishment	—	(30.5)
Other financing, net	(2.1)	(5.6)
Net cash provided by financing activities	42.6	2,454.0
Effect of exchange rate changes on cash	3.3	(0.2)
Change in cash and cash equivalents	(190.4)	2,561.1
Cash and cash equivalents—beginning of period	474.7	673.1
Cash and cash equivalents—end of period	$284.3	$3,234.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 3, 2022

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (“2021 Form 10-K”).
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of April 3, 2022 and the consolidated results of operations, consolidated comprehensive income and consolidated cash flows for the first quarter ended April 3, 2022. The results of operations and cash flows for the period ended April 3, 2022 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation. The Company now discloses acquired intangible asset amortization on a separate income statement line. Acquired intangible asset amortization was previously included in selling, general and administrative expenses.
Teledyne had an immaterial amount of cash equivalents at April 3, 2022 and January 2, 2022.
Note 2. Business Combinations, Goodwill and Acquired Intangible Assets
Acquisition of FLIR Systems, Inc.
On May 14, 2021, Teledyne acquired the outstanding stock of FLIR Systems, Inc. ( “FLIR”) for approximately $8.1 billion, comprising of net cash payments of $3.7 billion, net Teledyne share issuances of $3.9 billion, and the assumption of FLIR debt of $0.5 billion. FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, and Teledyne issued approximately 9.5 million shares at $409.41 per share. See Note 3 to the Notes to Consolidated Financial Statements in Teledyne’s 2021 Form 10-K for additional information regarding the FLIR acquisition.
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
The following table presents the preliminary purchase price allocation for FLIR. We are accounting for the FLIR acquisition under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of April 3, 2022, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the FLIR acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The Company is in the process of reviewing a third-party valuation of certain intangible assets and tangible assets of FLIR. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded as of April 3, 2022 are preliminary since there was insufficient time between the acquisition date and the end of the period to gather the remaining information to finalize the analysis.

Fair values allocated to the assets acquired and liabilities assumed - FLIR (in millions):
Cash and cash equivalents	$287.7
Accounts receivables, net	241.3
Unbilled receivables, net	72.2
Inventories, net	528.8
Prepaid expenses and other current assets	55.2
Total current assets	1,185.2

Property, plant and equipment	356.3
Goodwill	5,924.3
Acquired intangible assets	2,490.0
Other long-term assets	167.4
Total assets acquired	$10,123.2

Accounts payable	144.7
Accrued liabilities	651.3
Total current liabilities assumed	796.0

Long-term debt, net	496.8
Long-term deferred tax liabilities	646.5
Other long-term liabilities	275.2
Total liabilities assumed	2,214.5
Consideration transferred	$7,908.7

Consideration transferred, net of cash acquired (a)	$7,621.0
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

During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The total taxes, penalties and interest levied by the STA totaled SEK 3.1 billion ($364.7 million based on exchange rates as of the acquisition date). The reassessment concerned the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and the reassessment levied significant taxes and penalties. In March 2020, FLIR received an adverse judgment from the First Instance Court of Sweden regarding the STA’s reassessment. FLIR appealed the decision to the Administrative Court of Appeal in Stockholm, Sweden. After completing an extensive analysis, including consultation with outside specialists, Teledyne recorded a liability for this uncertain tax position that reflected the most likely outcome for this tax matter under the acquisition method for business combinations in the third quarter of 2021, which was included within accrued liabilities on the consolidated balance sheet at January 2, 2022. On January 26, 2022, the Administrative Court of Appeal in Stockholm, Sweden generally affirmed the March 2020 ruling of the First Instance Court and determined an estimated tax liability in the amount of SEK 2.765 billion. We paid the tax on February 2, 2022 totaling $296.4 million. We have requested for permission to appeal this ruling to the Swedish Administrative Supreme Court. We have not yet received a response to our request.
The Company is in the process of reviewing and identifying acquisition accounting adjustments for a number of acquired tax positions of FLIR that may meet the definition of an acquired uncertain tax position. In addition to the STA matter described above, the Company has preliminarily recorded $201.8 million of provisional purchase accounting adjustments for the accrual of other uncertain tax positions of FLIR. These amounts are primarily included within other long-term liabilities on the Condensed Consolidated Balance Sheet. These preliminary estimates are subject to change as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. The final acquisition accounting adjustments for these tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period.

The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the FLIR acquisition made in 2021 (dollars in millions):

Intangibles subject to amortization:(a)	Intangible Assets	Weighted average useful life in years
Proprietary technology	$1,355.0	9.7
Customer list/relationships	450.0	14.4
Total intangibles subject to amortization	1,805.0	10.9
Intangibles not subject to amortization:(a)
Trademarks	685.0
Total acquired intangible assets	$2,490.0
a)     The amounts recorded as of April 3, 2022 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
The unaudited proforma information below assumes that FLIR had been acquired at the beginning of the 2020 fiscal year and includes the effect of transaction accounting adjustments. These adjustments include financing and interest costs associated with debt to fund the acquisition, amortization of acquired intangible assets, depreciation of the fair value step-up of acquired property, plant and equipment, amortization of inventory fair value step-up (assumed to be fully amortized in 2020) and tax related effects as well as the issuance of Teledyne common stock in connection with the acquisition.
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
The following table presents proforma net sales, net income and earnings per share data assuming FLIR was acquired at the beginning of the 2020 fiscal year:

First Quarter (a)
(unaudited - in millions, except per share amounts)	2021
Net sales	$1,273.0
Net income	$103.5
Basic earnings per common share	$2.23
Diluted earnings per common share	$2.18
(a) The above unaudited proforma information is presented for the FLIR acquisition as it is considered a material acquisition.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $7,977.0 million at April 3, 2022 and $7,986.7 million at January 2, 2022. Teledyne’s net acquired intangible assets were $2,682.8 million at April 3, 2022 and $2,741.6 million at January 2, 2022. The decrease in the balance of net acquired intangible assets primarily reflected amortization of acquired intangible assets.

Acquired intangible assets are summarized as follows:

	April 3, 2022			January 2, 2022
Acquired intangible assets (in millions):	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,763.1	$399.1	$1,364.0	$1,767.7	$358.2	$1,409.5
Customer list/relationships	615.0	151.7	463.3	616.2	141.8	474.4
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	5.3	4.0	1.3	4.5	3.9	0.6
Backlog	16.2	16.2	—	16.3	16.3	—
Total intangibles subject to amortization	2,401.1	572.5	1,828.6	2,406.2	521.7	1,884.5
Intangibles not subject to amortization:
Trademarks	854.2	—	854.2	857.1	—	857.1
Total acquired intangible assets	$3,255.3	$572.5	$2,682.8	$3,263.3	$521.7	$2,741.6

Note 3. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the first quarter ended April 3, 2022 and April 4, 2021 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)
Other comprehensive income (loss) before reclassifications	(32.6)	11.3	—	(21.3)
Amounts reclassified from AOCI	—	(4.8)	4.2	(0.6)
Net other comprehensive income (loss)	(32.6)	6.5	4.2	(21.9)
Balance as of April 3, 2022	$(161.6)	$3.1	$(293.4)	$(451.9)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)
Other comprehensive income before reclassifications	1.0	9.5	—	10.5
Amounts reclassified from AOCI	—	(9.6)	4.3	(5.3)
Net other comprehensive income (loss)	1.0	(0.1)	4.3	5.2
Balance as of April 4, 2021	$(83.6)	$2.2	$(343.5)	$(424.9)

The reclassifications out of AOCI to net income for the first quarter ended April 3, 2022 and April 4, 2021 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	April 3, 2022	April 4, 2021	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(6.5)	$(12.9)	See Note 4
Income tax impact	1.7	3.3	(Benefit) provision for income taxes
Total	$(4.8)	$(9.6)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$3.5	$(0.9)	Costs and expenses
Amortization of net actuarial loss	2.0	6.6	Costs and expenses
Total before tax	5.5	5.7
Income tax impact	(1.3)	(1.4)	(Benefit) provision for income taxes
Total	$4.2	$4.3

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
The effectiveness of the cash flow hedge forward contracts is assessed prospectively and retrospectively using regression analysis as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our condensed consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our condensed consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $1.8 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $4.4 million.
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
As of April 3, 2022, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $166.9 million. These foreign currency forward contracts have maturities ranging from June 2022 to February 2024. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $18.7 million. These foreign currency forward contracts have maturities ranging from June 2022 to May 2023. The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
In addition, Teledyne manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. Teledyne manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other income or expense, net using a systematic and rational methodology. Differences between the change in the fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income (loss). The change in fair value of the hedging instruments attributable to the hedged risk is reported in the other income or expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also in other income or expense, net. At April 3, 2022 Teledyne had no forward contracts designated as fair value hedges.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the first quarter ended April 3, 2022 and April 4, 2021 was as follows (in millions):

	First Quarter
	2022	2021
Net gain recognized in AOCI - Foreign Exchange Contracts (a)	$13.7	$12.5
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$(0.2)	$3.2
Net gain recognized in AOCI - Interest Rate Contracts	$1.3	$0.1
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$6.2	$10.0
Net gain reclassified from AOCI into interest expense - Foreign Exchange Contracts	$0.9	$0.9
Net gain (loss) loss reclassified from AOCI into interest expense - Interest Rate Contracts	$(0.4)	$(0.4)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of April 3, 2022, Teledyne had non-designated foreign currency contracts of this type, primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$139.2	U.S. Dollars	US$	110.3
Great Britain Pounds		£61.3	U.S. Dollars	US$	81.9
Euros		€167.9	U.S. Dollars	US$	186.4
Danish Krone	DKR	403.7	U.S. Dollars	US$	60.2
Swedish Krona	SEK	463.5	Euros		€43.1
Norwegian Krone	kr	209.8	Swedish Krona	SEK	229.7
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the first quarter ended April 3, 2022 was expense of $4.8 million. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the first quarter ended April 4, 2021 was expense of $0.2 million. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
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

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	April 3, 2022	January 2, 2022
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$0.3	$0.3
Cash flow forward contracts	Accrued liabilities	(1.2)	(1.2)
Cash flow cross currency swap	Other current assets	4.0	3.8
Cash flow cross currency swap	Other non-current assets	0.2	—
Cash flow cross currency swap	Other non-current liabilities	—	(9.4)
Cash flow cross currency swap	Other current assets (accrued interest)	0.1	0.1
Interest rate contracts	Other long-term liabilities	—	(0.1)
Interest rate contracts	Other current liabilities	—	(1.2)
Interest rate contracts	Other current assets	0.4	—
Total derivatives designated as hedging instruments		3.8	(7.7)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	4.7	4.7
Non-designated forward contracts	Accrued liabilities	(2.1)	(2.1)
Total derivatives not designated as hedging instruments		2.6	2.6
Total derivatives, net		$6.4	$(5.1)
Note 5. Earnings Per Share
For the first quarter of 2022, 192,569 stock options were excluded in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For the first quarter of 2021, no stock options were excluded in the computation of earnings per share. As part of the consideration transferred for the acquisition of FLIR, the Company issued approximately 9.5 million shares of common stock on May 14, 2021. The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2022	2021
Weighted average basic common shares outstanding	46.7	37.0
Effect of dilutive securities (primarily stock options)	1.0	1.0
Weighted average diluted common shares outstanding	47.7	38.0

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. Performance shares are not significant. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors.

Stock Incentive Plan
Stock option compensation expense was $4.3 million for the first quarter of 2022 and was $4.2 million for the first quarter of 2021. The Company issues shares of common stock upon the exercise of stock options.
Stock option transactions for the first quarter of 2022 are summarized as follows:

	2022
	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	1,793,857	$206.08
Exercised	(96,582)	$131.06
Canceled	(6,403)	$421.79
Ending balance	1,690,872	$209.55
Exercisable at end of period	1,415,510	$167.52
Restricted Stock
The following table shows the restricted stock activity for the first three months of 2022:

	Shares	Weighted average fair value per share
Balance, January 2, 2022 (a)	87,180	$352.94
Granted	19,492	$384.76
Vested	(30,404)	$288.73
Forfeited/Canceled	(1,195)	$409.41
Balance, April 3, 2022	75,073	$386.31
a) includes restricted stock units issued on May 14, 2021 in connection with the FLIR acquisition.

Note 7. Inventories
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method, with an immaterial amount of inventories valued under the LIFO method .

	Balance at
Inventories (in millions):	April 3, 2022	January 2, 2022
Raw materials and supplies	$520.0	$479.8
Work in process	131.9	123.0
Finished goods	149.4	150.1
Total inventories, net	$801.3	$752.9
Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2022 was approximately $7.6 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging segment. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2021 was approximately $7.7 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.

Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet, which represented $178.4 million and $24.5 million as of April 3, 2022, and $186.0 million and $25.3 million as of January 2, 2022, respectively.
The Company recognized revenue of $63.7 million during the three months ended April 3, 2022 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of April 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,989.7 million. The Company expects approximately 77% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 23% recognized thereafter.
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

	Three Months
Warranty Reserve (in millions):	2022	2021
Balance at beginning of year	$49.5	$22.4
Product warranty expense	0.6	3.5
Deductions	(4.8)	(3.3)
Balance at end of period	$45.3	$22.6
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $11.7 million at April 3, 2022 and $13.8 million at January 2, 2022.
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the first quarter of 2022 was a negative 4.7% compared with an effective income tax rate of 16.4% for the first quarter of 2021. The first quarter of 2022 includes net discrete income tax benefits of $56.5 million compared with net discrete income tax benefits of $6.3 million. The first quarter of 2022 net discrete income tax amounts include a non-cash income tax benefit of $50.0 million primarily related to the resolution of certain FLIR tax reserves and $6.7 million related to share-based accounting. The first quarter of 2021 net discrete tax benefits include $4.8 million related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for the first quarter of 2022 and 22.6% for the first quarter of 2021.
See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding FLIR historical tax matters that existed at the date of the acquisition, including the STA’s reassessment of tax for the year ending December 31, 2012 related to one of FLIR’s non-operating subsidiaries in Sweden.

Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	April 3, 2022	January 2, 2022
$1.15 billion credit facility due March 2026, weighted average variable rate of 1.97% at April 3, 2022 and 1.20% at January 2, 2022	$157.0	$125.0
Term loan due October 2024, variable rate of 1.69% at April 3, 2022 and 1.35% at January 2, 2022, swapped to a Euro fixed rate of 0.6120%	149.7	150.6
0.65% Fixed Rate Senior Notes due April 2023	300.0	300.0
0.95% Fixed Rate Senior Notes due April 2024	450.0	450.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	500.0	500.0
2.75% Fixed Rate Senior Notes due April 2031	1,100.0	1,100.0
Term loan due May 2026, variable rate of 1.70% at April 3, 2022 and 1.35% at January 2, 2022	355.0	355.0
Other debt	0.7	0.7
Debt discount and debt issuance costs	(30.6)	(31.9)
Total debt, net	4,131.8	4,099.4
Less: current portion of long-term debt	(300.0)	—
Total long-term debt, net of current portion	$3,831.8	$4,099.4
At April 3, 2022, $969.9 million was available under the $1.15 billion credit facility, after reductions of $157.0 million in borrowings and $23.1million in outstanding letters of credit. Our credit agreements require Teledyne to comply with various financial and operating covenants and at April 3, 2022, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at April 3, 2022 and January 2, 2022, approximated the carrying value.
Note 11. Leases
Operating lease expense was $9.6 million and $6.4 million for the first quarter of 2022 and 2021, respectively.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 2, 2022, included in the 2021 Form 10-K.
At April 3, 2022, the Company’s reserves for environmental remediation obligations totaled $6.3 million, of which $1.8 million is included in current accrued liabilities. At January 2, 2022, the Company’s reserves for environmental remediation obligations totaled $6.3 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Effective April 24, 2022, The United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”) closed the four-year Consent Agreement that had been entered into by FLIR Systems, Inc., on April 24, 2018, to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulations (“ITAR”). On April 13, 2022, Teledyne paid $3.5 million as the final installment of the civil penalty under the Consent Agreement. While FLIR and its successor by mergers, Teledyne FLIR, has enhanced the trade compliance program more broadly, implemented remedial measures and have undergone external audits of the ITAR compliance program, future adverse disclosures and findings could cause incurrence of additional expenses in connection with implementation of remedial measures.
In June 2017, the Bureau of Industry and Security (“BIS”) of the United States Department of Commerce informed FLIR of additional export licensing requirements that restricted the FLIR’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of FLIR’s products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in the Export Administration Regulations (“EAR”) Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). FLIR has identified certain shipments that potentially violate these license requirements and voluntary disclosed this matter to BIS. On April 22, 2022, BIS closed this voluntary disclosure with the issuance of a Warning Letter to Teledyne FLIR, LLC.
In April 2021, FLIR resolved allegations of misrepresentations made to BIS, between November 2012 and December 2013, in a commodity jurisdiction request relating to newly developed Lepton uncooled focal plane arrays by an administrative settlement and fine of $0.3 million and agreeing to perform two internal audits of its EAR export compliance programs. The first internal audit has been completed and a voluntary disclosure was filed to report potential violations. The second internal audit is to be completed by October 2022.
FLIR and its successor by mergers, Teledyne FLIR, has made other voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to BIS with respect to the shipments of products by FLIR from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology, as well as to other non-U.S. government agencies. If FLIR and now Teledyne FLIR, as its successor by mergers, is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of its products or other trade compliance matters, Teledyne could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.
At this time, based on available information, we are unable to reasonably estimate the time it may take to resolve the above-described open matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations.
Certain provisional adjustments have been made for the FLIR historical export compliance matters in Teledyne’s current preliminary estimates of its purchase price allocation. The final acquisition accounting adjustment for these matters may be materially different, as Teledyne obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period.
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
Note 13. Pension Plans

	First Quarter
	2022	2021
Service cost — benefits earned during the period (in millions)	$2.2	$2.7

Pension non-service income (in millions):
Interest cost on benefit obligation	$5.9	$5.6
Expected return on plan assets	(14.0)	(14.3)
Amortization of net prior service cost	(0.5)	(0.8)
Amortization of net actuarial loss	5.8	6.7
Pension non-service income	$(2.8)	$(2.8)

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
The following table presents Teledyne’s segment disclosures (dollars in millions):

	First Quarter		%
	2022	2021	Change
Net sales(a):
Digital Imaging (b)	$750.5	$263.3	185.0%
Instrumentation	308.9	286.5	7.8%
Aerospace and Defense Electronics	166.2	151.2	9.9%
Engineered Systems	95.4	104.7	(8.9)%
Total net sales	$1,321.0	$805.7	64.0%
Operating income:
Digital Imaging (b)	$115.7	$52.0	122.5%
Instrumentation	71.6	59.4	20.5%
Aerospace and Defense Electronics	42.9	28.3	51.6%
Engineered Systems	9.4	14.9	(36.9)%
Corporate expense (c)	(16.1)	(19.4)	(17.0)%
Operating income	$223.5	$135.2	65.3%
(a) Net sales excludes inter-segment sales of $5.5 million and $4.2 million for the first quarter of 2022 and 2021, respectively.
(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition. The first quarter of 2022 includes $452.6 million in incremental net sales from FLIR.

(c) Corporate expense for the first quarter of 2021 includes $5.9 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	April 3, 2022	January 2, 2022
Digital Imaging	$11,587.1	$11,756.8
Instrumentation	1,634.2	1,640.3
Aerospace and Defense Electronics	528.9	536.3
Engineered Systems	184.3	179.2
Corporate	316.6	317.7
Total identifiable assets	$14,251.1	$14,430.3

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2022	2021
Marine Instrumentation	$111.9	$102.0
Environmental Instrumentation	114.0	114.8
Test and Measurement Instrumentation	83.0	69.7
Total	$308.9	$286.5
We also disaggregate our revenue from contracts with customers by customer type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in our segments is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost type contracts. For the three months ended April 3, 2022, approximately 47% of net sales in the Engineered Systems segment were derived from fixed price contracts.

	First Quarter Ended April 3, 2022			First Quarter Ended April 4, 2021
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$141.5	$609.0	$750.5	$32.1	$231.2	$263.3
Instrumentation	22.4	286.5	308.9	22.6	263.9	286.5
Aerospace and Defense Electronics	59.9	106.3	166.2	53.7	97.5	151.2
Engineered Systems	86.4	9.0	95.4	99.2	5.5	104.7
	$310.2	$1,010.8	$1,321.0	$207.6	$598.1	$805.7
(a) Includes sales as a prime contractor or subcontractor.

	First Quarter Ended April 3, 2022				First Quarter Ended April 4, 2021
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$361.1	$200.4	$189.0	$750.5	$80.2	$72.2	$110.9	$263.3
Instrumentation	229.7	57.3	21.9	308.9	213.4	58.6	14.5	286.5
Aerospace and Defense Electronics	142.2	24.0	—	166.2	125.5	25.7	—	151.2
Engineered Systems	95.4	—	—	95.4	104.7	—	—	104.7
	$828.4	$281.7	$210.9	$1,321.0	$523.8	$156.5	$125.4	$805.7
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
In connection with this strategy, on May 14, 2021, Teledyne completed the acquisition of FLIR, our largest acquisition to date, in a cash and stock transaction valued at approximately $8.1 billion, comprising of net cash payments of $3.7 billion, $3.9 billion of Teledyne shares issued to existing FLIR shareholders, and the assumption of FLIR debt of $0.5 billion. As a combined company, we uniquely provide a full spectrum of imaging technologies and products spanning X-ray through infrared and from components to complete imaging systems. We also provide a complete range of unmanned systems and imaging payload across all domains ranging from deep sea to deep space. FLIR is part of the Digital Imaging segment. The results of the FLIR acquisition have been included in Teledyne’s results since the date of the acquisition.
At April 3, 2022, total debt was $4,131.8 million, compared with total debt of $4,099.4 million at January 2, 2022. At April 3, 2022, $969.9 million was available under the $1.150 billion credit facility, after reductions of $157.0 million in borrowings and $23.1 million in outstanding letters of credit.
Consent Agreement
Effective April 24, 2022, Teledyne exited the four-year Consent Agreement with the United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”), which had been entered into by FLIR Systems, Inc. On April 13, 2022, Teledyne paid $3.5 million as the final installment of the civil penalty under the Consent Agreement. In order to strengthen its focus on trade compliance, FLIR and its successor by mergers, Teledyne FLIR, has enhanced the trade compliance program more broadly, implemented remedial measures and have undergone external audits of the International Traffic in Arms Regulations (“ITAR”) compliance program.
COVID and Other Challenges
With regard to the COVID pandemic, our first priority remains the health and safety of our employees and their families. Our manufacturing sites are deemed essential businesses and remain operational. Since the beginning of the COVID pandemic, we have practiced social distancing, enhanced cleaning protocols, increased usage of personal protective equipment and other preventative measures. Although the COVID pandemic continued to impact our business operations and practices, we experienced limited disruptions in the first quarter of 2022. We expect to continue to take robust actions to help protect the health, safety and well-being of our employees, to support continued performance, to support our suppliers and partners and to continue to serve our customers. Our goals have been, and continue to be, to lessen the potential adverse impacts, both health and economic, and to continue to position the company for long-term success. Like the communities in which we operate, our actions have varied depending on the severity of the COVID pandemic and applicable government requirements, the needs of our employees, the needs of our customers and the needs of our business. Contingency plans remain in place in the event of significant impacts from COVID infection resurgences, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.
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
We do not have any material business, operations or assets in Russia, Belarus or Ukraine, and to date we have not been materially impacted by the actions of the Russian government. Our total net sales from these three countries in 2021 constituted less than 1.0% of total net sales. However, the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries and could negatively impact our operations. The U.S. Government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls, the full impact of which on us may still be unknown to us or evolving. If the ongoing conflict intensifies or expands, it could adversely affect our business, supply chain, partners or customers.

Results of Operations

	First Quarter
(in millions)	2022	2021
Net sales	$1,321.0	$805.7
Costs and expenses
Cost of sales	752.6	492.5
Selling, general and administrative expenses	291.3	168.2
Acquired intangible asset amortization	53.6	9.8
Total costs and expenses	1,097.5	670.5
Operating income	223.5	135.2
Interest and debt expense, net	(22.3)	(35.7)
Non-service retirement benefit income	2.8	2.8
Other expense, net	(1.0)	(1.0)
Income before income taxes	203.0	101.3
Provision (benefit) for income taxes	(9.6)	16.6
Net income	$212.6	$84.7

	First Quarter		%
(dollars in millions)	2022	2021	Change
Net sales (a):
Digital Imaging (b)	$750.5	$263.3	185.0%
Instrumentation	308.9	286.5	7.8%
Aerospace and Defense Electronics	166.2	151.2	9.9%
Engineered Systems	95.4	104.7	(8.9)%
Total net sales	$1,321.0	$805.7	64.0%
Operating income:
Digital Imaging (b)	$115.7	$52.0	122.5%
Instrumentation	71.6	59.4	20.5%
Aerospace and Defense Electronics	42.9	28.3	51.6%
Engineered Systems	9.4	14.9	(36.9)%
Corporate expense (c)	(16.1)	(19.4)	(17.0)%
Total operating income	$223.5	$135.2	65.3%
(a) Net sales excludes inter-segment sales of $5.5 million and $4.2 million for the first quarter of 2022 and 2021, respectively.
(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition. The first quarter of 2022 includes $452.6 million in incremental net sales from FLIR.

(c) Corporate expense for the first quarter of 2021 includes $5.9 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

The table below presents net sales and cost of sales by segment and total company:

	First Quarter
(dollars in millions)	2022	2021
Digital Imaging
Net sales	$750.5	$263.3
Cost of sales	$405.2	$153.8
Cost of sales as a % of net sales	54.0%	58.4%
Instrumentation
Net sales	$308.9	$286.5
Cost of sales	$163.9	$155.9
Cost of sales as a % of net sales	53.0%	54.4%
Aerospace and Defense Electronics
Net sales	$166.2	$151.2
Cost of sales	$103.0	$99.6
Cost of sales as a % of net sales	62.0%	65.9%
Engineered Systems
Net sales	$95.4	$104.7
Costs of sales	$80.5	$83.2
Cost of sales as a % of net sales	84.4%	79.5%
Total Company
Net sales	$1,321.0	$805.7
Costs of sales	$752.6	$492.5
Cost of sales as a % of net sales	57.0%	61.1%
First Quarter Results
The following is a discussion of our 2022 first quarter results compared with the first quarter results of 2021. Comparisons are with the corresponding reporting period of 2021, unless noted otherwise. Acquired intangible asset amortization was previously included in selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation.

First quarter of 2022 compared with the first quarter of 2021
Our first quarter of 2022 net sales increased 64.0%. Net income for the first quarter of 2022 increased 151.0%. Net income per diluted share was $4.46 for the first quarter of 2022, compared with net income per diluted share of $2.23.
The first quarter of 2022 net sales included $452.6 million in incremental net sales from the acquisition of FLIR. In connection with the FLIR acquisition, Teledyne incurred pretax acquired intangible asset amortization expense of $44.1 million. The first quarter of 2022 and 2021, included $9.5 million and $9.8 million, respectively, of acquired intangible asset amortization expense for acquisitions completed in prior periods. The first quarter of 2021, in connection with the then pending acquisition of FLIR, Teledyne incurred pretax charges of $36.5 million which included $30.6 million in interest and debt expense related to obtaining permanent financing for the pending acquisition and $5.9 million in corporate expense for related transaction costs. The first quarter of 2022 reflected net discrete income tax benefits of $56.5 million compared with net discrete income tax benefits of $6.3 million.
Net Sales
The first quarter of 2022 net sales, compared with the first quarter of 2021 net sales, reflected higher net sales in each segment, except the Engineered Systems segment. The first quarter of 2022 included $452.6 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth.
Cost of Sales
Cost of sales increased $260.1 million in the first quarter of 2022 and primarily reflected the increase in net sales. Cost of sales as a percentage of net sales decreased for the first quarter of 2022 to 57.0% from 61.1%. The lower cost of sales percentage in 2022, reflects the impact of the FLIR acquisition which carries a lower cost of sales percentage than the other Teledyne businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, increased $123.1 million in the first quarter of 2022 and primarily reflected the impact of higher net sales. Selling, general and administrative expenses for the first quarter of 2022, as a percentage of net sales increased to 22.1% from 20.9%. Corporate expense, which is included in selling, general and administrative expenses, was $16.1 million for the first quarter of 2022, compared with $19.4 million. Corporate expense in 2021 included $5.9 million of transaction costs related to the then pending FLIR acquisition. Stock option compensation expense was $4.3 million for the first quarter of 2022 compared with $4.2 million.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first quarter of 2022 was $53.6 million, compared with $9.8 million. The first quarter of 2022 includes $44.1 million in acquired intangible asset amortization from the FLIR acquisition.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the first quarter of 2022 pension service expense was $2.2 million, compared with $2.7 million. For 2022, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 2.97% compared with 2.64% in 2021.
Operating Income
Operating income for the first quarter of 2022 increased 65.3%. The first quarter of 2022, compared with the first quarter of 2021, reflected higher operating income in each business segment, except the Engineered Systems segment. Operating income in the first quarter of 2022 included $44.1 million of expense in the Digital Imaging segment for acquired intangible asset amortization related to the FLIR acquisition. The first quarter of 2021 included pretax charges of $5.9 million in acquisition-related transaction and purchase accounting expenses. The incremental operating income included in the results for the first quarter of 2022 from the FLIR acquisition was $45.9 million, which included $44.1 million of acquired intangible asset amortization expense.
Interest and Debt Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest and debt expense, net of interest income, was $22.3 million for the first quarter of 2022, compared with $35.7 million. The 2022 amount reflects interest expense on the higher debt levels associated with the FLIR acquisition, compared with the 2021 amount. The 2021 amount primarily reflected $30.6 million in interest and debt expense on the debt incurred to fund the cash portion of the then pending FLIR acquisition. Non-service retirement benefit income was $2.8 million for both the first quarter of 2022 and 2021. Other income and expense was expense of $1.0 million for both the first quarter of 2022 and 2021.
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
The Company’s effective income tax rate for the first quarter of 2022 was a negative 4.7%, compared with 16.4%. The first quarter of 2022 included net discrete income tax benefits of $56.5 million, which included $50.0 million of net discrete income tax benefits primarily related to the resolution of certain FLIR tax reserves and a $6.7 million income tax benefit related to share-based accounting. The first quarter of 2021 included net discrete tax benefits of $6.3 million, which included a $4.8 million income tax benefit related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for the first quarter of 2022 and 22.6% for the first quarter of 2021. The Company’s annual effective tax rate for fiscal year 2022 is expected to be 23.1% before discrete tax items.

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

Digital Imaging (a)

	First Quarter
(dollars in millions)	2022	2021
Net sales	$750.5	$263.3
Cost of sales	$405.2	$153.8
Selling, general and administrative expenses	$181.1	$52.9
Acquired intangible asset amortization	$48.5	$4.6
Operating income	$115.7	$52.0
Cost of sales as a % of net sales	54.0%	58.4%
Selling, general and administrative expenses as a % of net sales	24.1%	20.2%
Acquired intangible asset amortization as a % of net sales	6.5%	1.7%
Operating income as a % of net sales	15.4%	19.7%
(a)    On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition.
First quarter of 2022 compared with the first quarter of 2021
The Digital Imaging segment’s first quarter of 2022 net sales increased 185.0%. Operating income for the first quarter of 2022 increased 122.5%.
The first quarter of 2022 net sales increase included $452.6 million of incremental net sales from the FLIR acquisition as well as strong organic sales growth from industrial sensors and cameras, X-ray products and micro-electro-mechanical systems (“MEMS”). The increase in operating income in the first quarter of 2022 reflected the contribution from the FLIR acquisition, partially offset by $44.1 million in acquired intangible asset amortization expense for FLIR. The increase in operating income also reflected the impact of organic sales growth, as well as margin improvement.
The first quarter of 2022 cost of sales increased $251.4 million and primarily reflected the impact of higher net sales. The cost of sales percentage decreased to 54.0% in the first quarter of 2022 from 58.4%. The lower cost of sales percentage in 2022, reflects the impact of the FLIR acquisition which carries a lower cost of sales percentage than the other Digital Imaging business units. First quarter 2022 selling, general and administrative expenses increased to $181.1 million and primarily reflected the impact of higher net sales and includes $44.1 million in research and development expense for FLIR. The selling, general and administrative expense percentage increased to 24.1% in the first quarter of 2022 from 20.2%. The higher selling, general and administrative expense percentage in 2022, reflects the impact of research and development expense for FLIR. Acquired intangible asset amortization expense for the first quarter of 2022 was $48.5 million, compared with $4.6 million. The incremental operating income included in the results for the first quarter of 2022 from the FLIR acquisition was $45.9 million, which included $44.1 million in acquired intangible asset amortization expense.

Instrumentation

	First Quarter
(dollars in millions)	2022	2021
Net sales	$308.9	$286.5
Cost of sales	$163.9	$155.9
Selling, general and administrative expenses	$68.5	$66.2
Acquired intangible asset amortization	$4.9	$5.0
Operating income	$71.6	$59.4
Cost of sales as a % of net sales	53.0%	54.4%
Selling, general and administrative expenses as a % of net sales	22.2%	23.1%
Acquired intangible asset amortization as a % of net sales	1.6%	1.8%
Operating income as a % of net sales	23.2%	20.7%
First quarter of 2022 compared with the first quarter of 2021
The Instrumentation segment’s first quarter of 2022 net sales increased 7.8%. Operating income for the first quarter of 2022 increased 20.5%.
The first quarter of 2022 net sales increase resulted from higher sales of test and measurement instrumentation and marine instrumentation, partially offset by lower sales of environmental instrumentation. Sales of test and measurement instrumentation and marine instrumentation increased $13.3 million and $9.9 million, respectively. Sales of environmental instrumentation were slightly lower by $0.8 million. The increase in operating income primarily reflected the impact of higher sales, as well as margin improvement.
The first quarter of 2022 cost of sales increased $8.0 million. The cost of sales percentage decreased to 53.0% in the first quarter of 2022 from 54.4%. First quarter 2022 selling, general and administrative expenses increased $2.3 million, primarily as a result of higher net sales. The selling, general and administrative expense percentage decreased slightly to 22.2% in the first quarter of 2022 from 23.1%.
Aerospace and Defense Electronics

	First Quarter
(dollars in millions)	2022	2021
Net sales	$166.2	$151.2
Cost of sales	$103.0	$99.6
Selling, general and administrative expenses	$20.1	$23.1
Acquired intangible asset amortization	$0.2	$0.2
Operating income	$42.9	$28.3
Cost of sales as a % of net sales	62.0%	65.9%
Selling, general and administrative expenses as a % of net sales	12.1%	15.3%
Acquired intangible asset amortization as a % of net sales	0.1%	0.1%
Operating income as a % of net sales	25.8%	18.7%
First quarter of 2022 compared with the first quarter of 2021
The Aerospace and Defense Electronics segment’s first quarter of 2022 net sales increased 9.9%. Operating income for the first quarter of 2022 increased 51.6%.
The first quarter of 2022 net sales increase reflected $13.8 million for aerospace electronics and $1.2 million for defense electronics. Operating income in the first quarter of 2022 reflected the impact of higher sales and favorable product mix.
The first quarter of 2022 cost of sales increased $3.4 million and reflected the impact of higher sales. The cost of sales percentage decreased to 62.0% for the first quarter of 2022, from 65.9%. Selling, general and administrative expenses, including research and development expense, decreased to $20.1 million in the first quarter of 2022 from $23.1 million and reflected the impact lower research and development expense of $2.2 million, partially offset by the impact of higher net sales. The selling, general and administrative expense percentage decreased to 12.1% in the first quarter of 2022 from 15.3% and reflected the impact of lower research and development expense.

Engineered Systems

	First Quarter
(dollars in millions)	2022	2021
Net sales	$95.4	$104.7
Cost of sales	$80.5	$83.2
Selling, general and administrative expenses	$5.5	$6.6
Operating income	$9.4	$14.9
Cost of sales as a % of net sales	84.4%	79.5%
Selling, general and administrative expenses as a % of net sales	5.7%	6.3%
Operating income as a % of net sales	9.9%	14.2%
First quarter of 2022 compared with the first quarter of 2021
The Engineered Systems segment’s first quarter of 2022 net sales decreased 8.9%. Operating income for the first quarter of 2022 decreased 36.9%.
The first quarter of 2022 net sales primarily reflected lower sales of $4.3 million for engineered products and no sales , partially offset by higher sales of $0.2 million for energy systems. The first quarter of 2021 included net sales of $5.2 million for turbine engines. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021. The lower sales for engineered products primarily reflected decreased sales from electronic manufacturing services products and space programs, partially offset by higher sales from marine and other manufacturing programs. Operating income in the first quarter of 2022 reflected the impact of lower sales, including no sales of higher margin turbine engines.
The first quarter of 2022 cost of sales decreased $2.7 million. The cost of sales percentage increased to 84.4% for the first quarter of 2022 from 79.5%. Selling, general and administrative expense was $5.5 million for the first quarter of 2022, compared with $6.6 million. The selling, general and administrative expense percentage decreased slightly to 5.7% for the first quarter of 2022 from 6.3%.
Financial Condition, Liquidity and Capital Resources
Our net cash used by operating activities was $216.7 million for the first three months of 2022, compared with net cash provided by operating activities of $124.9 million. The first quarter of 2022 included a payment of $296.4 million to the Swedish Tax Authority, related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary in Sweden. The first quarter of 2022 also reflected investments in inventories, semi-annual interest payments, increased incentive compensation payments and cash income tax payments of $25.9 million compared with cash income tax payments of $21.0 million in the first quarter of 2021.
Our net cash used by investing activities was $19.6 million for the first three months of 2022, compared with $17.6 million. Capital expenditures for the first three months of 2022 and 2021 were $21.0 million and $17.6 million, respectively.
Our goodwill was $7,977.0 million at April 3, 2022 and $7,986.7 million at January 2, 2022. Teledyne’s net acquired intangible assets were $2,682.8 million at April 3, 2022 and $2,741.6 million at January 2, 2022. The decrease in the balance of net acquired intangible assets primarily reflected amortization expense. The balance of net acquired intangible assets reflects preliminary amounts recorded for the FLIR acquisition. The Company is in the process of specifically identifying the amount assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The Company is in the process of reviewing a third-party valuation of certain intangible assets and tangible assets of FLIR. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded as of April 3, 2022 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
Financing activities provided cash of $42.6 million for the first three months of 2022, compared with cash provided by financing activities of $2,454.0 million. The first three months of 2021 included the proceeds of debt incurred to fund the cash portion of the then pending FLIR acquisition. Proceeds from the exercise of stock options were $12.7 million for the first three months of 2022 compared with $10.8 million for the first three months of 2021.
Total debt at April 3, 2022 was $4,131.8 million compared with $4,099.4 million at January 2, 2022. At April 3, 2022, $969.9 million was available under the $1.150 billion credit facility, after reductions of $157.0 million in borrowings and $23.1 million in outstanding letters of credit.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. It is anticipated that cash on hand, operating cash flow, together with available borrowings under the $1.15 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may raise additional capital. We currently expect to spend approximately $100.0 million for capital expenditures in 2022, of which $21.0 million has been spent in the first three months of 2022. No cash pension contributions have been made since 2013 or are planned for the remainder of 2022 for the domestic qualified pension plans.
Our credit agreements require Teledyne to comply with various financial and operating covenants and at April 3, 2022, the Company was in compliance with these covenants. As of April 3, 2022, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At April 3, 2022, the required financial ratios and the actual ratios were as follows for our $1.15 billion Credit Facility expires March 2026, $355.0 million term loan due May 2026 and $150.0 million term loan due October 2024 (issued October 2019):

Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 4.75 to 1	2.8 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.7 to 1
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
We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: accounting for revenue recognition; accounting for business combinations, goodwill, and acquired intangible assets; accounting for income taxes; and accounting for pension plans.
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to these Condensed Consolidated Financial Statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2021 Form 10-K.
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
Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including ongoing challenges and uncertainties posed by the COVID pandemic for businesses and governments around the world, including production, supply, contractual and other disruptions, such as the COVID related lockdowns in China, facility closures, furloughs and travel restrictions; the inability to achieve operating synergies with respect to the FLIR acquisition; changes in relevant tax and other laws; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages, higher inflation, including wage competition and higher shipping costs, and labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID pandemic; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s export and tax matters; escalating economic and diplomatic tension between China and the United States; the ongoing conflict between Russia and Ukraine; threats to the security of our confidential and proprietary information, including cybersecurity threats; and natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2021 Form 10-K.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2021 Form 10-K.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at April 3, 2022 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $16.7 million. A hypothetical 10 percent price change in the U.S. dollar from its value at April 3, 2022 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.9 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $1.15 billion credit facility and our $355.0 million term loan. As of April 3, 2022, we had 32.0 million in outstanding borrowings under our floating rate credit facility not subject to existing interest rate swap agreements and $355.0 million outstanding under our floating rate term loan for a total $387.0 million. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.9 million, assuming the $387.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at April 3, 2022 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $27.6 million. A hypothetical 10 percent increase in the U.S. interest rates at April 3, 2022 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $1.0 million, while a 10 percent decrease would result in a decrease in its fair value of $1.2 million.

Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 3, 2022, are effective at the reasonable assurance level.
On May 14, 2021, we acquired FLIR and, as a result, we have begun integrating certain processes, systems and controls relating to FLIR into our existing system of internal control over financial reporting in accordance with our integration plans. Except for certain processes, systems and controls relating to the integration of FLIR, during the quarter ended April 3, 2022, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 12 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2021 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding COVID risks and Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Edwin Roks (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year end December 30, 2018 (File No. I-15295)†

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 2, 2022	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Edwin Roks (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year end December 30, 2018 (File No. I-15295)†

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