Form 10-Q
period 2022-07-03
TELEDYNE TECHNOLOGIES INC
filed 2022-08-01
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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
Yes  ☐    No  ☒
There were 46,864,643 shares of common stock, $.01 par value per share, outstanding as of July 26, 2022.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER ENDED JULY 3, 2022 AND JULY 4, 2021
(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2022	2021	2022	2021
Net sales	$1,355.8	$1,121.0	$2,676.8	$1,926.7
Costs and expenses
Cost of sales	788.6	663.1	1,541.2	1,155.6
Selling, general and administrative expenses	286.4	320.7	577.7	488.9
Acquired intangible asset amortization	51.3	32.8	104.9	42.6
Total costs and expenses	1,126.3	1,016.6	2,223.8	1,687.1
Operating income	229.5	104.4	453.0	239.6
Interest and debt expense, net	(22.5)	(21.2)	(44.8)	(43.5)
Gain (loss) on debt extinguishment	10.6	—	10.6	(13.4)
Non-service retirement benefit income	2.9	2.8	5.7	5.6
Other income, net	1.0	6.1	—	5.1
Income before income taxes	221.5	92.1	424.5	193.4
Provision for income taxes	50.2	27.4	40.6	44.0
Net income	$171.3	$64.7	$383.9	$149.4

Basic earnings per common share	$3.66	$1.52	$8.20	$3.76
Weighted average common shares outstanding	46.8	42.5	46.8	39.7

Diluted earnings per common share	$3.59	$1.48	$8.05	$3.66
Weighted average diluted common shares outstanding	47.7	43.6	47.7	40.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SECOND QUARTER ENDED JULY 3, 2022 AND JULY 4, 2021
(Unaudited - Amounts in millions)

	Second Quarter		Six Months
	2022	2021	2022	2021
Net income	$171.3	$64.7	$383.9	$149.4
Other comprehensive income (loss):
Foreign exchange translation adjustment	(154.8)	3.2	(187.4)	4.2
Hedge activity, net of tax	(2.3)	0.5	4.2	0.4
Pension and postretirement benefit adjustments, net of tax	4.0	4.5	8.2	8.8
Other comprehensive income (loss)	(153.1)	8.2	(175.0)	13.4
Comprehensive income	$18.2	$72.9	$208.9	$162.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	July 3, 2022	January 2, 2022
Assets
Current Assets
Cash and cash equivalents	$278.8	$474.7
Accounts receivable, net	814.7	767.7
Unbilled receivables, net	314.6	316.1
Inventories, net	821.5	752.9
Prepaid expenses and other current assets	107.8	118.0
Total current assets	2,337.4	2,429.4
Property, plant and equipment, net of accumulated depreciation and amortization of $818.9 at July 3, 2022 and $743.3 at January 2, 2022	774.2	827.5
Goodwill	7,894.6	7,986.7
Acquired intangibles, net	2,618.8	2,741.6
Prepaid pension assets	135.5	123.7
Operating lease right-of-use assets	147.1	144.5
Other assets, net	139.9	176.9
Total Assets	$14,047.5	$14,430.3
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$483.0	$469.5
Accrued liabilities	620.0	1,028.9
Current portion of long-term debt	300.0	—
Total current liabilities	1,403.0	1,498.4
Long-term debt, net of current portion	3,645.7	4,099.4
Long-term operating lease liabilities	139.3	138.0
Long-term deferred tax liabilities	568.5	625.5
Other long-term liabilities	429.1	447.0
Total Liabilities	6,185.6	6,808.3
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at July 3, 2022 and 47,194,766 at January 2, 2022; outstanding shares: 46,862,209 at July 3, 2022 and 46,692,296 at January 2, 2022	0.5	0.5
Additional paid-in capital	4,333.6	4,317.1
Retained earnings	4,157.1	3,773.2
Treasury stock, 332,557 shares at July 3, 2022 and 502,470 shares at January 2, 2022	(24.3)	(38.8)
Accumulated other comprehensive loss	(605.0)	(430.0)
Total Stockholders’ Equity	7,861.9	7,622.0
Total Liabilities and Stockholders’ Equity	$14,047.5	$14,430.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 2, 2022	$0.5	$4,317.1	$(38.8)	$3,773.2	$(430.0)	$7,622.0
Net income	—	—	—	212.6	—	212.6
Other comprehensive loss, net of tax	—	—	—	—	(21.9)	(21.9)
Treasury stock issued	—	(11.6)	11.6	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	12.7	—	—	—	12.7
Balance, April 3, 2022	0.5	4,325.2	(27.2)	3,985.8	(451.9)	7,832.4
Net income	—	—	—	171.3	—	171.3
Other comprehensive loss, net of tax	—	—	—	—	(153.1)	(153.1)
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock-based compensation	—	6.5	—	—	—	6.5
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 3, 2022	$0.5	$4,333.6	$(24.3)	$4,157.1	$(605.0)	$7,861.9

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2021	$0.4	$389.9	$(59.5)	$3,327.9	$(430.1)	$3,228.6
Net income	—	—	—	84.7	—	84.7
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2
Treasury stock issued	—	(9.3)	9.3	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	10.8	—	—	—	10.8
Balance, April 4, 2021	0.4	398.4	(50.2)	3,412.6	(424.9)	3,336.3
Net income	—	—	—	64.7	—	64.7
Other comprehensive income, net of tax	—	—	—	—	8.2	8.2
Common stock issued	0.1	3,889.6	—	—	—	3,889.7
Treasury stock issued	—	(4.1)	4.1	—	—	—
Stock based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	5.1	—	—	—	5.1
Balance, July 4, 2021	$0.5	$4,297.4	$(46.1)	$3,477.3	$(416.7)	$7,312.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2022 AND JULY 4, 2021
(Unaudited - Amounts in millions)

	Six Months
	2022	2021
Operating Activities
Net income	$383.9	$149.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	169.6	112.4
Stock-based compensation	15.4	16.3
Bridge financing and debt extinguishment (income) expense	(10.6)	30.5
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(67.5)	(28.0)
Inventories	(103.9)	20.5
Accounts payable	32.8	27.4
Deferred and income taxes receivable/payable, net	(60.2)	(2.6)
Prepaid expenses and other assets	16.2	11.4
Accrued expenses and other liabilities	(405.1)	(15.5)
Other operating, net	9.6	14.4
Net cash (used in) provided by operating activities	(19.8)	336.2
Investing Activities
Purchases of property, plant and equipment	(41.8)	(38.4)
Purchase of businesses, net of cash acquired	—	(3,723.4)
Proceeds from disposal of fixed assets	5.1	—
Other investing, net	1.3	—
Net cash used in investing activities	(35.4)	(3,761.8)
Financing Activities
Net payments on fixed rate notes	—	(496.5)
Net proceeds from credit facility	—	3,975.8
Payments on other debt	(144.5)	—
Proceeds from exercise of stock options	17.5	15.9
Liquidation of cross currency swap	18.3	—
Payments for bridge financing and debt extinguishment	—	(30.5)
Other financing, net	(1.9)	(13.3)
Net cash (used in) provided by financing activities	(110.6)	3,451.4
Effect of exchange rate changes on cash	(30.1)	(3.8)
Change in cash and cash equivalents	(195.9)	22.0
Cash and cash equivalents—beginning of period	474.7	673.1
Cash and cash equivalents—end of period	$278.8	$695.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 3, 2022

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of July 3, 2022 and the consolidated results of operations, consolidated comprehensive income and consolidated cash flows for the second quarter and six months ended July 3, 2022. The results of operations and cash flows for the periods ended July 3, 2022 and cash flows for the six months ended July 3, 2022 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation. In the current year, gain (loss) on debt extinguishment is presented as separate line item on the income statement.
Teledyne had an immaterial amount of cash equivalents at July 3, 2022 and January 2, 2022.
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
The following table presents the final purchase price allocation for FLIR, as the measurement period closed in the second quarter of 2022. We are accounting for the FLIR acquisition under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company has completed the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The fair values of acquired intangibles were determined based on estimates and assumptions that are deemed reasonable by the Company.

Fair values allocated to the assets acquired and liabilities assumed - FLIR (in millions):
Cash and cash equivalents	$287.7
Accounts receivables, net	241.3
Unbilled receivables, net	72.1
Inventories, net	519.4
Prepaid expenses and other current assets	54.8
Total current assets	1,175.3

Property, plant and equipment	354.1
Goodwill	5,939.7
Acquired intangible assets	2,490.0
Other long-term assets	141.9
Total assets acquired	$10,101.0

Accounts payable	144.7
Accrued liabilities	612.1
Total current liabilities assumed	756.8

Long-term debt, net	496.8
Long-term deferred tax liabilities	603.3
Other long-term liabilities	335.5
Total liabilities assumed	2,192.4
Consideration transferred	$7,908.6

Consideration transferred, net of cash acquired (a)	$7,620.9
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
During the second quarter of 2022, the Company finalized the measurement period including reviewing and identifying acquisition accounting adjustments for a number of acquired tax positions of FLIR that may meet the definition of an acquired uncertain tax position. In addition to the STA matter described above, the Company recorded $187.6 million of purchase accounting adjustments for the accrual of other uncertain tax positions of FLIR. These amounts are included within other long-term liabilities on the Condensed Consolidated Balance Sheet.

The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the FLIR acquisition made in 2021 (dollars in millions):

Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years
Proprietary technology	$1,355.0	9.7
Customer list/relationships	450.0	14.4
Total intangibles subject to amortization	1,805.0	10.9
Intangibles not subject to amortization:
Trademarks	685.0
Total acquired intangible assets	$2,490.0

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
The following table presents proforma net sales, net income and earnings per share data assuming FLIR was acquired at the beginning of the 2020 fiscal year:

	Second Quarter (a)	Six Months (a)
(unaudited - in millions, except per share amounts)	2021	2021
Net sales	$1,275.0	$2,548.0
Net income	$93.2	$192.3
Basic earnings per common share	$2.19	$4.84
Diluted earnings per common share	$2.14	$4.71
(a) The above unaudited proforma information is presented for the FLIR acquisition as it is considered a material acquisition.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $7,894.6 million at July 3, 2022 and $7,986.7 million at January 2, 2022. Teledyne’s net acquired intangible assets were $2,618.8 million at July 3, 2022 and $2,741.6 million at January 2, 2022. The decrease in the balance of net acquired intangible assets primarily reflected amortization of acquired intangible assets.

Acquired intangible assets are summarized as follows:

	July 3, 2022			January 2, 2022
Acquired intangible assets (in millions):	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,750.4	$432.7	$1,317.7	$1,767.7	$358.2	$1,409.5
Customer list/relationships	611.0	159.6	451.4	616.2	141.8	474.4
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	5.3	4.1	1.2	4.5	3.9	0.6
Backlog	15.8	15.8	—	16.3	16.3	—
Total intangibles subject to amortization	2,384.0	613.7	1,770.3	2,406.2	521.7	1,884.5
Intangibles not subject to amortization:
Trademarks	848.5	—	848.5	857.1	—	857.1
Total acquired intangible assets	$3,232.5	$613.7	$2,618.8	$3,263.3	$521.7	$2,741.6

Note 3. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the second quarter and six months ended July 3, 2022 and July 4, 2021 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of April 3, 2022	$(161.6)	$3.1	$(293.4)	$(451.9)
Other comprehensive income (loss) before reclassifications	(154.8)	9.4	—	(145.4)
Amounts reclassified from AOCI	—	(11.7)	4.0	(7.7)
Net other comprehensive income (loss)	(154.8)	(2.3)	4.0	(153.1)
Balance as of July 3, 2022	$(316.4)	$0.8	$(289.4)	$(605.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of April 4, 2021	$(83.6)	$2.2	$(343.5)	$(424.9)
Other comprehensive income before reclassifications	3.2	2.2	—	5.4
Amounts reclassified from AOCI	—	(1.7)	4.5	2.8
Net other comprehensive income	3.2	0.5	4.5	8.2
Balance as of July 4, 2021	$(80.4)	$2.7	$(339.0)	$(416.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)
Other comprehensive income (loss) before reclassifications	(187.4)	20.7	—	(166.7)
Amounts reclassified from AOCI	—	(16.5)	8.2	(8.3)
Net other comprehensive income (loss)	(187.4)	4.2	8.2	(175.0)
Balance as of July 3, 2022	$(316.4)	$0.8	$(289.4)	$(605.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)
Other comprehensive income before reclassifications	4.2	11.7	—	15.9
Amounts reclassified from AOCI	—	(11.3)	8.8	(2.5)
Net other comprehensive income	4.2	0.4	8.8	13.4
Balance as of July 4, 2021	$(80.4)	$2.7	$(339.0)	$(416.7)
The reclassifications out of AOCI to net income for the second quarter and six months ended July 3, 2022 and July 4, 2021 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	July 3, 2022	July 4, 2021	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(15.6)	$(2.2)	See Note 4
Income tax impact	3.9	0.5	Provision for income taxes
Total	$(11.7)	$(1.7)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.4)	$(0.9)	Costs and expenses
Amortization of net actuarial loss	5.7	6.8	Costs and expenses
Total before tax	5.3	5.9
Income tax impact	(1.3)	(1.4)	Provision for income taxes
Total	$4.0	$4.5

	Amount Reclassified from AOCI for the Six Months Ended	Amount Reclassified from AOCI for the Six Ended	Statement of Income
	July 3, 2022	July 4, 2021	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(22.0)	$(15.1)	See Note 4
Income tax impact	5.5	3.8	Provision for income taxes
Total	$(16.5)	$(11.3)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(0.8)	(1.8)	Costs and expenses
Amortization of net actuarial loss	11.6	13.4	Costs and expenses
Total before tax	10.8	11.6
Income tax impact	$(2.6)	$(2.8)	Provision for income taxes
Total	$8.2	$8.8

Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our UK companies. These contracts are designated and qualify as cash flow hedges. The Company has also converted U.S. dollar denominated, variable rate and fixed rate obligations into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges. In addition the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge. During the second quarter ended July 3, 2022, the Company liquidated its cross currency swap positions and replaced them with cross currency swaps reflecting current market terms. The liquidations resulted in a cash benefit of $18.3 million, which was recorded in cash flow from financing activities in the condensed consolidated statement of cash flows.
The effectiveness of the cash flow hedge forward contracts is assessed prospectively and retrospectively using regression analysis as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our condensed consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our condensed consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $1.6 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $5.7 million.
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
As of July 3, 2022, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $182.8 million. These foreign currency forward contracts have maturities ranging from September 2022 to February 2024. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $18.1 million. These foreign currency forward contracts have maturities ranging from September 2022 to August 2023. The cross currency swaps have notional amounts of €118.9 million and $125.0 million, and €142.6 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
In addition, Teledyne manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. Teledyne manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other income or expense, net using a systematic and rational methodology. Differences between the change in the fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income (loss). The change in fair value of the hedging instruments attributable to the hedged risk is reported in the other income or expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also in other income or expense, net. At July 3, 2022 Teledyne had no forward contracts designated as fair value hedges.

The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the second quarter and six months ended July 3, 2022 and July 4, 2021 was as follows (in millions):

	Second Quarter		Six Months
	2022	2021	2022	2021
Net gain recognized in AOCI - Foreign Exchange Contracts (a)	$12.2	$0.2	$25.9	$12.7
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$(0.2)	$—	$(0.4)	$—
Net gain (loss) reclassified from AOCI into COS - Foreign Exchange Contracts (a)	$—	$3.6	$—	$6.0
Net gain (loss) recognized in AOCI - Interest Rate Contracts	$0.6	$(0.1)	2.0	$—
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$14.9	$(1.8)	$21.1	$8.2
Net gain reclassified from AOCI into interest expense - Foreign Exchange Contracts	$1.1	$0.9	$1.9	$1.7
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$(0.2)	$(0.4)	$(0.6)	$(0.8)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of July 3, 2022, Teledyne had non-designated foreign currency contracts of this type, primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$169.2	U.S. Dollars	US$	134.3
Great Britain Pounds		£109.8	U.S. Dollars	US$	137.8
Euros		€150.6	U.S. Dollars	US$	162.3
Danish Krone	DKR	441.7	U.S. Dollars	US$	64.0
Swedish Krona	SEK	511.7	Euros		€48.7
Norwegian Krone	kr	222.6	Swedish Krona	SEK	231.0
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the second quarter and six months ended July 3, 2022 was expense of $25.6 million and $30.4 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the second quarter and six months ended July 4, 2021 was expense of $4.6 million and expense of $4.8 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
Fair Value of Derivative Financial Instruments
The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically SOFR and EURIBOR cash and swap rates, foreign currency forward rates and cross currency basis spreads). Mid-market pricing is used as a practical expedient for fair value measurements. The fair value measurement of an asset or liability must reflect the nonperformance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness when in an asset position and the Company’s creditworthiness when in a liability position has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	July 3, 2022	January 2, 2022
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$—	$0.3
Cash flow forward contracts	Accrued liabilities	(2.7)	(1.2)
Cash flow cross currency swap	Other current assets	4.4	3.8
Cash flow cross currency swap	Other non-current liabilities	—	(9.4)
Cash flow cross currency swap	Other current assets (accrued interest)	0.1	0.1
Interest rate contracts	Other long-term liabilities	—	(0.1)
Interest rate contracts	Other current liabilities	—	(1.2)
Interest rate contracts	Other current assets	1.2	—
Total derivatives designated as hedging instruments		3.0	(7.7)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	2.1	4.7
Non-designated forward contracts	Accrued liabilities	(15.2)	(2.1)
Total derivatives not designated as hedging instruments		(13.1)	2.6
Total derivatives, net		$(10.1)	$(5.1)
Note 5. Earnings Per Share
For the second quarter and first six months of 2022, 198,260 and 195,415 stock options, respectively, were excluded in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For the second quarter of and first six months of 2021, no stock options were excluded in the computation of earnings per share. As part of the consideration transferred for the acquisition of FLIR, the Company issued approximately 9.5 million shares of common stock on May 14, 2021. The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2022	2021	2022	2021
Weighted average basic common shares outstanding	46.8	42.5	46.8	39.7
Effect of dilutive securities (primarily stock options)	0.9	1.1	0.9	1.1
Weighted average diluted common shares outstanding	47.7	43.6	47.7	40.8

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

Stock Incentive Plan
Stock option compensation expense was $3.6 million for both the second quarter of 2022 and the second quarter of 2021. Stock option compensation expense was $7.9 million for first six months of 2022 and $7.8 million for the first six months of 2021. The Company issues shares of common stock upon the exercise of stock options.
Stock option transactions for the second quarter and first six months of 2022 are summarized as follows:

	2022
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,690,872	$209.55	1,793,857	$206.08
Exercised	(32,876)	$148.62	(129,458)	$135.52
Canceled	(8,111)	$362.37	(14,514)	$388.59
Ending balance	1,649,885	$210.01	1,649,885	$210.01
Exercisable at end of period	1,381,273	$168.06	1,381,273	$168.06
Restricted Stock
The following table shows the restricted stock activity for the first six months of 2022:

	Shares	Weighted average fair value per share
Balance, January 2, 2022 (a)	87,180	$352.94
Granted	19,492	$384.76
Vested	(33,739)	$300.66
Forfeited/Canceled	(2,897)	$401.91
Balance, July 3, 2022	70,036	$384.96
(a) includes restricted stock units issued on May 14, 2021 in connection with the FLIR acquisition.

Note 7. Inventories
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method, with an immaterial amount of inventories valued under the LIFO method.

	Balance at
Inventories (in millions):	July 3, 2022	January 2, 2022
Raw materials and supplies	$538.6	$479.8
Work in process	140.4	123.0
Finished goods	142.5	150.1
Total inventories, net	$821.5	$752.9
Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2022 was approximately $17.4 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging segment. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2021 was approximately $11.4 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.

Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet, which represented $171.3 million and $21.8 million as of July 3, 2022, and $186.0 million and $25.3 million as of January 2, 2022, respectively.
The Company recognized revenue of $91.8 million during the six months ended July 3, 2022 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of July 3, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,075.7 million. The Company expects approximately 74% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 26% recognized thereafter.
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

	Six Months
Warranty Reserve (in millions):	2022	2021
Balance at beginning of year	$49.5	$22.4
Product warranty expense	4.0	5.7
Deductions	(5.7)	18.3
Balance at end of period	$47.8	$46.4
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $9.8 million at July 3, 2022 and $13.8 million at January 2, 2022.
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the second quarter and first six months of 2022 was 22.7% and 9.6%, respectively. The Company's effective income tax rate for the second quarter and first six months of 2021 was 29.8% and 22.8%, respectively. The second quarter of 2022 includes net discrete income tax benefits of $1.0 million compared with net discrete income tax expense of $4.1 million. The first six months of 2022 includes net discrete income tax benefits of $57.5 million compared with net discrete income tax benefits of $2.2 million. The second quarter and first six months of 2022 net discrete income tax amounts include $1.8 million and $8.5 million, respectively, related to share-based accounting. The second quarter and first six months of 2022 also includes non-cash income tax expense of $0.6 million and non-cash income tax benefits of $49.4 million primarily related to the resolution of certain FLIR tax reserves. The second quarter and first six months of 2021 net discrete income tax amounts include $2.1 million and $6.9 million, respectively, related to share-based accounting. The second quarter and six months of 2021 net discrete income tax amounts also include $11.5 million expense related to foreign tax rate changes and a $5.3 million income tax benefit related to the release of a valuation allowance. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for the second quarter of 2022 and 25.3% for the second quarter of 2021.
See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding FLIR historical tax matters that existed at the date of the acquisition, including the STA’s reassessment of tax for the year ending December 31, 2012 related to one of FLIR’s non-operating subsidiaries in Sweden.

Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	July 3, 2022	January 2, 2022
$1.15 billion credit facility due March 2026, weighted average variable rate of 2.71% at July 3, 2022 and 1.20% at January 2, 2022	$125.0	$125.0
Term loan due October 2024, variable rate of 2.92% at July 3, 2022 and 1.35% at January 2, 2022, swapped to a Euro fixed rate of 0.6120%	149.3	150.6
0.65% Fixed Rate Senior Notes due April 2023	300.0	300.0
0.95% Fixed Rate Senior Notes due April 2024	450.0	450.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	500.0
2.75% Fixed Rate Senior Notes due April 2031	1,040.0	1,100.0
Term loan due May 2026, variable rate of 2.86% at July 3, 2022 and 1.35% at January 2, 2022	275.0	355.0
Other debt	0.7	0.7
Debt discount and debt issuance costs	(29.3)	(31.9)
Total debt, net	3,945.7	4,099.4
Less: current portion of long-term debt	(300.0)	—
Total long-term debt, net of current portion	$3,645.7	$4,099.4

The Company repaid $187.0 million of debt during the second quarter of 2022, including making $112.0 million of floating rate debt payments which reduced its term loan due May 2026 by $80.0 million and reduced its outstanding credit facility balance by $32.0 million. In addition, during the second quarter of 2022, Teledyne repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt.
At July 3, 2022, $1,004.0 million was available under the $1.15 billion credit facility, after reductions of $125.0 million in borrowings and $21.0 million in outstanding letters of credit. Our credit agreements require Teledyne to comply with various financial and operating covenants and at July 3, 2022, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. As of July 3, 2022 and January 2, 2022, the aggregate fair values of our borrowings were $3,577.0 million and $4,146.6 million, respectively, and the carrying values were $3,975.0 million and $4,130.0 million, respectively.
Note 11. Leases
Operating lease expense was $9.4 million and $19.0 million for the second quarter and first six months of 2022. Operating lease expense was $7.9 million and $14.3 million for the second quarter and first six months of 2021.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 2, 2022, included in the 2021 Form 10-K.
At July 3, 2022, the Company’s reserves for environmental remediation obligations totaled $6.1 million, of which $1.6 million is included in current accrued liabilities. At January 2, 2022, the Company’s reserves for environmental remediation obligations totaled $6.3 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Effective April 24, 2022, the United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”) closed the four-year Consent Agreement that had been entered into by FLIR Systems, Inc., on April 24, 2018, to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of the International Traffic in Arms Regulations (“ITAR”). On April 13, 2022, Teledyne paid $3.5 million as the final installment of the civil penalty under the Consent

Agreement. While FLIR and its successor by mergers, Teledyne FLIR, have enhanced the trade compliance program more broadly, implemented remedial measures and have undergone external audits of the ITAR compliance program, future adverse disclosures and findings could cause incurrence of additional expenses in connection with implementation of remedial measures.
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
FLIR and its successor by mergers, Teledyne FLIR, have made other voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to BIS with respect to the shipments of products by FLIR from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology, as well as to other non-U.S. government agencies. If FLIR and now Teledyne FLIR, as its successor by mergers, is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of its products or other trade compliance matters, Teledyne could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.
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
Certain adjustments have been made for the FLIR historical export compliance matters in Teledyne’s final estimates of its purchase price allocation, based on the information that was made known during the post-acquisition measurement period.
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
Note 13. Pension Plans

	Second Quarter		Six Months
	2022	2021	2022	2021
Service cost — benefits earned during the period (in millions)	$2.1	$2.7	$4.3	$5.4

Pension non-service income (in millions):
Interest cost on benefit obligation	$5.9	$5.6	$11.8	$11.2
Expected return on plan assets	(14.1)	(14.2)	(28.1)	(28.5)
Amortization of net prior service cost	(0.4)	(0.9)	(0.9)	(1.7)
Amortization of net actuarial loss	5.7	6.6	11.5	13.3
Pension non-service income	$(2.9)	$(2.9)	$(5.7)	$(5.7)

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
Segment results include net sales and operating income by segment but exclude non-service retirement benefit income, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain non-operating expenses, including certain acquisition-related transaction costs, not allocated to our segments.
On May 14, 2021, the Company completed the acquisition of FLIR. The financial results of FLIR have been included since the date of the acquisition and are part of the Digital Imaging segment. See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding the FLIR acquisition.
The following table presents Teledyne’s segment disclosures (dollars in millions):

	Second Quarter		%	Six Months		%
	2022	2021	Change	2022	2021	Change
Net sales(a):
Digital Imaging (b)	$775.8	$579.5	33.9%	$1,526.3	$842.8	81.1%
Instrumentation	312.5	291.1	7.4%	621.4	577.6	7.6%
Aerospace and Defense Electronics	168.8	152.4	10.8%	335.0	303.6	10.3%
Engineered Systems	98.7	98.0	0.7%	194.1	202.7	(4.2)%
Total net sales	$1,355.8	$1,121.0	20.9%	$2,676.8	$1,926.7	38.9%
Operating income:
Digital Imaging (b)	$117.9	$84.6	39.4%	$233.6	$136.6	71.0%
Instrumentation	73.6	64.6	13.9%	145.2	124.0	17.1%
Aerospace and Defense Electronics	44.1	28.4	55.3%	87.0	56.7	53.4%
Engineered Systems	8.6	11.0	(21.8)%	18.0	25.9	(30.5)%
Corporate expense (c)	(14.7)	(84.2)	(82.5)%	(30.8)	(103.6)	(70.3)%
Operating income	$229.5	$104.4	119.8%	$453.0	$239.6	89.1%
(a) Net sales excludes inter-segment sales of $5.1 million and $10.6 million for the second quarter and first six months of 2022, respectively, and $5.1 million and $9.3 million for the second quarter and first six months of 2021, respectively.

(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition. The second quarter and first six months of 2022 includes $167.6 million and $620.2 million in incremental net sales from FLIR, respectively.

(c) Corporate expense for the second quarter and first six months of 2021 includes $70.5 million and $76.4 million , respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	July 3, 2022	January 2, 2022
Digital Imaging	$11,308.9	$11,756.8
Instrumentation	1,609.7	1,640.3
Aerospace and Defense Electronics	530.1	536.3
Engineered Systems	190.6	179.2
Corporate	408.2	317.7
Total identifiable assets	$14,047.5	$14,430.3

Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2022	2021	2022	2021
Environmental Instrumentation	$115.5	$112.8	$229.5	$227.6
Marine Instrumentation	115.3	104.9	227.2	206.9
Test and Measurement Instrumentation	81.7	73.4	164.7	143.1
Total	$312.5	$291.1	$621.4	$577.6
We also disaggregate our revenue from contracts with customers by customer type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in our segments is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost type contracts. For the six months ended July 3, 2022, approximately 45% of net sales in the Engineered Systems segment were derived from fixed price contracts.

	Second Quarter Ended July 3, 2022			Six Months Ended July 3, 2022
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$165.6	$610.2	$775.8	$307.1	$1,219.2	$1,526.3
Instrumentation	27.2	285.3	312.5	49.6	571.8	621.4
Aerospace and Defense Electronics	61.6	107.2	168.8	121.5	213.5	335.0
Engineered Systems	88.9	9.8	98.7	175.3	18.8	194.1
	$343.3	$1,012.5	$1,355.8	$653.5	$2,023.3	$2,676.8
(a) Includes sales as a prime contractor or subcontractor.

	Second Quarter Ended July 3, 2022				Six Months Ended July 3, 2022
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$375.7	$204.9	$195.2	$775.8	$736.8	$405.3	$384.2	$1,526.3
Instrumentation	243.9	54.4	14.2	312.5	473.6	111.7	36.1	621.4
Aerospace and Defense Electronics	143.0	25.8	—	168.8	285.2	49.8	—	335.0
Engineered Systems	98.7	—	—	98.7	194.1	—	—	194.1
	$861.3	$285.1	$209.4	$1,355.8	$1,689.7	$566.8	$420.3	$2,676.8
(a) Net sales by geographic region of origin.

	Second Quarter Ended July 4, 2021			Six Months Ended July 4, 2021
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$112.8	$466.7	$579.5	$144.9	$697.9	842.8
Instrumentation	20.8	270.3	291.1	43.4	534.2	577.6
Aerospace and Defense Electronics	54.9	97.5	152.4	108.6	195.0	$303.6
Engineered Systems	88.4	9.6	98.0	187.6	15.1	202.7
	$276.9	$844.1	$1,121.0	$484.5	$1,442.2	$1,926.7
(a) Includes sales as a prime contractor or subcontractor.

	Second Quarter Ended July 4, 2021				Six Months Ended July 4, 2021
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$265.8	$163.1	$150.6	$579.5	$346.0	$235.3	$261.5	$842.8
Instrumentation	218.4	60.5	12.2	291.1	431.8	119.1	26.7	577.6
Aerospace and Defense Electronics	126.9	25.5	—	152.4	252.4	51.2	—	303.6
Engineered Systems	98.0	—	—	98.0	202.7	—	—	202.7
	$709.1	$249.1	$162.8	$1,121.0	$1,232.9	$405.6	$288.2	$1,926.7
(a) Net sales by geographic region of origin.

Note 15. Subsequent Events
In July 2022, the Company was notified by the Canadian Revenue Agency ("CRA") that the CRA intends to challenge certain tax positions for the 2013-2017 tax years. The Company believes that the amount of the reassessment would be less than $20 million. The Company intends to appeal any such reassessment as it believes its tax positions are more-likely-than-not to be sustained upon final adjudication of the dispute.
In July 2022, the Company acquired a majority interest in Noiseless Acoustics Oy ("NL Acoustics") for an immaterial amount. NL Acoustics, located in Helsinki, Finland, designs and manufactures acoustics imaging instruments and predictive maintenance solutions. NL Acoustics will be part of the Digital Imaging segment.

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
In connection with this strategy, on May 14, 2021, Teledyne completed the acquisition of FLIR in a cash and stock transaction valued at approximately $8.1 billion. As a combined company, we uniquely provide a full spectrum of imaging technologies and products spanning X-ray through infrared and from components to complete imaging systems. We also provide a complete range of unmanned systems and imaging payload across all domains ranging from deep sea to deep space. FLIR is part of the Digital Imaging segment. The results of the FLIR acquisition have been included in Teledyne’s results since the date of the acquisition.
At July 3, 2022, total debt was $3,945.7 million, compared with total debt of $4,099.4 million at January 2, 2022. During the first six months of 2022, we made $80.0 million of floating rate debt payments which reduced our term loan due May 2026. In addition, during the first six months of 2022, we repurchased and retired $75.0 million of our Fixed Rate Senior Notes, recording a $10.6 million non-cash gain on the extinguishment of this debt. At July 3, 2022, $1,004.0 million was available under the $1.150 billion credit facility, after reductions of $125.0 million in borrowings and $21.0 million in outstanding letters of credit. During the first six months of 2022, we reduced our outstanding letters of credit, primarily due to the Swedish Tax Authority cancelling its standby letter of credit of $244.6 million. Our Consolidated Leverage Ratio, as defined in our $1.150 billion credit facility, was 3.7x at the end of the second quarter of 2021, shortly after the acquisition of FLIR. Our Consolidated Leverage Ratio has declined each quarter since the acquisition of FLIR and was 2.5x at the end of the second quarter of 2022.
COVID and Other Challenges
With regard to the COVID pandemic, our first priority remains the health and safety of our employees and their families. Although the COVID pandemic continued to impact our business operations and practices, we experienced limited disruptions in the first six months of 2022, mostly as a result of COVID-related lockdowns in China and localized and temporary labor shortages due to virus exposure. However, given the continuing dynamic nature of this situation, we may not fully estimate the impacts of COVID on our financial condition, results of operations or cash flows. Contingency plans remain in place in the event of significant impacts from COVID infection resurgences, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.
We have experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. This has delayed our ability to convert backlog to revenue and negatively impacted our profit margins. We expect inflationary and supply chain constraint trends to continue in the second half of 2022.
The strengthening of the U.S. dollar relative to other currencies adversely impacted our sales in the second quarter and year-to-date periods, and may continue to do so in future periods. It may also increase the price and reduce the competitiveness of some of our products sold in markets outside the United States.
We do not have any material business, operations or assets in Russia, Belarus or Ukraine, and to date we have not been materially impacted by the actions of the Russian government. Our total net sales from these three countries in 2021and the first six months of 2022 constituted less than 1.0% of total net sales, respectively. However, the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries and could negatively impact our operations. The U.S. Government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls, the full impact of which on us may still be unknown to us or evolving. If the ongoing conflict intensifies or expands, it could adversely affect our business, supply chain, partners or customers.

Results of Operations

	Second Quarter		Six Months
(in millions)	2022	2021	2022	2021
Net sales	$1,355.8	$1,121.0	$2,676.8	$1,926.7
Costs and expenses
Cost of sales	788.6	663.1	1,541.2	1,155.6
Selling, general and administrative expenses	286.4	320.7	577.7	488.9
Acquired intangible asset amortization	51.3	32.8	104.9	42.6
Total costs and expenses	1,126.3	1,016.6	2,223.8	1,687.1
Operating income	229.5	104.4	453.0	239.6
Interest and debt expense, net	(22.5)	(21.2)	(44.8)	(43.5)
Gain (loss) on debt extinguishment	10.6	—	10.6	(13.4)
Non-service retirement benefit income	2.9	2.8	5.7	5.6
Other income, net	1.0	6.1	—	5.1
Income before income taxes	221.5	92.1	424.5	193.4
Provision for income taxes	50.2	27.4	40.6	44.0
Net income	$171.3	$64.7	$383.9	$149.4

	Second Quarter		%	Six Months		%
(dollars in millions)	2022	2021	Change	2022	2021	Change
Net sales (a):
Digital Imaging (b)	$775.8	$579.5	33.9%	$1,526.3	$842.8	81.1%
Instrumentation	312.5	291.1	7.4%	621.4	577.6	7.6%
Aerospace and Defense Electronics	168.8	152.4	10.8%	335.0	303.6	10.3%
Engineered Systems	98.7	98.0	0.7%	194.1	202.7	(4.2)%
Total net sales	$1,355.8	$1,121.0	20.9%	$2,676.8	$1,926.7	38.9%
Operating income:
Digital Imaging (b)	$117.9	$84.6	39.4%	$233.6	$136.6	71.0%
Instrumentation	73.6	64.6	13.9%	145.2	124.0	17.1%
Aerospace and Defense Electronics	44.1	28.4	55.3%	87.0	56.7	53.4%
Engineered Systems	8.6	11.0	(21.8)%	18.0	25.9	(30.5)%
Corporate expense (c)	(14.7)	(84.2)	(82.5)%	(30.8)	(103.6)	(70.3)%
Total operating income	$229.5	$104.4	119.8%	$453.0	$239.6	89.1%
(a) Net sales excludes inter-segment sales of $5.1 million and $10.6 million for the second quarter and six months of 2022, respectively, and $5.1 million and $9.3 million for the second quarter and six months of 2021, respectively.

(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition. The second quarter and first six months of 2022 includes $167.6 million and $620.2 million in incremental net sales from FLIR, respectively.

(c) Corporate expense for the second quarter and six months of 2021 includes $70.5 million and $76.4 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

The table below presents net sales and cost of sales by segment and total company:

	Second Quarter		Six Months
(dollars in millions)	2022	2021	2022	2021
Digital Imaging
Net sales	$775.8	$579.5	$1,526.3	$842.8
Cost of sales	$434.3	$328.7	$839.5	$482.5
Cost of sales as a % of net sales	56.0%	56.7%	55.0%	57.3%
Instrumentation
Net sales	$312.5	$291.1	$621.4	$577.6
Cost of sales	$166.9	$153.4	$330.8	$309.3
Cost of sales as a % of net sales	53.4%	52.7%	53.2%	53.5%
Aerospace and Defense Electronics
Net sales	$168.8	$152.4	$335.0	$303.6
Cost of sales	$103.2	$99.9	$206.2	$199.5
Cost of sales as a % of net sales	61.1%	65.6%	61.6%	65.7%
Engineered Systems
Net sales	$98.7	$98.0	$194.1	$202.7
Costs of sales	$84.2	$81.1	$164.7	$164.3
Cost of sales as a % of net sales	85.3%	82.8%	84.9%	81.1%
Total Company
Net sales	$1,355.8	$1,121.0	$2,676.8	$1,926.7
Costs of sales	$788.6	$663.1	$1,541.2	$1,155.6
Cost of sales as a % of net sales	58.2%	59.2%	57.6%	60.0%
Second Quarter Results
The following is a discussion of our 2022 second quarter results compared with the second quarter results of 2021. Comparisons are with the corresponding reporting period of 2021, unless noted otherwise. Prior period amounts have been reclassified to conform to the current presentation.
Second quarter of 2022 compared with the second quarter of 2021
Our second quarter of 2022 net sales increased 20.9%. Net income for the second quarter of 2022 increased 164.8%. Net income per diluted share was $3.59 for the second quarter of 2022, compared with net income per diluted share of $1.48.
The second quarter of 2022 net sales included $167.6 million in incremental net sales from the acquisition of FLIR, which was acquired in May 2021. In the second quarter of 2021, in connection with the FLIR acquisition, Teledyne incurred pretax expenses of $117.9 million, which included $42.3 million of transaction and integration-related costs, $52.2 million for the settlement of FLIR employee and director stock awards and $23.4 million in acquired inventory step-up expense. No comparable pretax expenses were incurred in the second quarter of 2022.
Net Sales
The second quarter of 2022 net sales, compared with the second quarter of 2021 net sales, reflected higher net sales in each segment. The second quarter of 2022 included $167.6 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth.
Cost of Sales
Cost of sales increased $125.5 million in the second quarter of 2022 and primarily reflected the increase in net sales. Cost of sales as a percentage of net sales decreased for the second quarter of 2022 to 58.2% from 59.2%. The lower cost of sales percentage in 2022 reflects the impact of the FLIR acquisition, which carries a lower cost of sales percentage than the average of other Teledyne businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, decreased $34.3 million in the second quarter of 2022. Selling, general and administrative expenses for the second quarter of 2022, as a percentage of net sales decreased to 21.1% from 28.6%. Corporate expense, which is included in selling, general and administrative expenses, was $14.7 million for the second quarter of 2022, compared with $84.2 million. Corporate expense in 2021 included $70.5 million in acquisition-related transaction and purchase accounting expenses. Stock option compensation expense was $3.6 million for both the second quarter of 2022 and 2021, respectively.

Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the second quarter of 2022 was $51.3 million, compared with $32.8 million. The second quarter of 2022 includes a full quarter of FLIR intangible asset amortization as compared to the second quarter of 2021 which includes a partial quarter of amortization of FLIR intangibles due to the timing of the acquisition in that period.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the second quarter of 2022 pension service expense was $2.1 million, compared with $2.7 million. For 2022, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 2.97% compared with 2.64% in 2021.
Operating Income
Operating income for the second quarter of 2022 increased 119.8%. The second quarter of 2022, compared with the second quarter of 2021, reflected higher operating income in each business segment, except the Engineered Systems segment. In the second quarter of 2021, in connection with the FLIR acquisition, Teledyne incurred pretax expenses of $117.9 million, which included $42.3 million of transaction and integration-related costs, $52.2 million for the settlement of FLIR employee and director stock awards and $23.4 million in acquired inventory step-up expense. The incremental operating income included in the results for the second quarter of 2022 from the FLIR acquisition was $21.8 million.
Interest and Debt Expense, Debt Extinguishment, Non-Service Retirement Benefit Income and Other Income and Expense
Interest and debt expense, net of interest income, was $22.5 million for the second quarter of 2022, compared with $21.2 million. During the second quarter of 2022, Teledyne repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt. Non-service retirement benefit income was $2.9 million for the second quarter of 2022 compared with $2.8 million for the second quarter of 2021. Other income and expense was income of $1.0 million for the second quarter of 2022 compared with other income of $6.1 million for the second quarter of 2021 and reflected higher foreign currency transaction gains in 2021.
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
The Company’s effective income tax rate for the second quarter of 2022 was 22.7%, compared with 29.8%. The second quarter of 2022 included net discrete income tax benefits of $1.0 million, which included a $1.8 million income tax benefit related to share-based accounting. The second quarter of 2021 included net discrete tax expense of $4.1 million, which included $11.5 million expense related to foreign tax rate changes, partially offset by a $5.3 million income tax benefit related to the release of a valuation allowance and a $2.1 million income tax benefit related to share-based accounting. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for the second quarter of 2022 and 25.3% for the second quarter of 2021. The Company’s annual effective tax rate for fiscal year 2022 is expected to be 23.1% before discrete tax items.
First six months of 2022 compared with the first six months of 2021
The first six months of 2022 net sales increased 38.9% and included $620.2 million in incremental net sales from the acquisition FLIR. Net income for the first six months of 2022 increased 157.0%. Net income per diluted share was $8.05 for the first six months of 2022 compared with net income per diluted share of $3.66. In the first six months of 2021 and in connection with the FLIR acquisition, Teledyne incurred pretax expenses of $154.4 million, which included $48.2 million of transaction and integration-related costs, $52.2 million for the settlement of FLIR employee and director stock awards, $23.4 million in acquired inventory step-up expense and $30.6 million in bridge loan and debt extinguishment fees. The first six months of 2022 included net discrete income tax benefits of $57.5 million, compared with $2.2 million.
Net Sales
The first six months of 2022 net sales, compared with the first six months of 2021 net sales, reflected higher net sales in each segment other than the Engineered Systems segment. The first six months of 2022 included $620.2 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth.
Cost of Sales
Cost of sales increased $385.6 million in the first six months of 2022 and primarily reflected the impact of higher net sales. Cost of sales as a percentage of net sales for the six months of 2022 decreased to 57.6%, compared with 60.0%. The lower cost of sales percentage in 2022 primarily reflects the impact of the FLIR acquisition, which carries a lower cost of sales percentage than the average of other Teledyne businesses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development, increased by $88.8 million in the first six months of 2022 and primarily reflected the impact of higher net sales, partially offset by $100.1 million in 2021 for acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Selling, general and administrative expenses for the first six months of 2022, as a percentage of net sales, decreased to 21.6% compared with 25.4%. In the first six months of 2022 and 2021, we recorded a total of $7.9 million and $7.8 million, respectively, in stock option compensation expense.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first six months of 2022 was $104.9 million, compared with $42.6 million. The first six months of 2022 includes $86.5 million in acquired intangible asset amortization from the FLIR acquisition compared with $22.8 million in the first six months of 2021 due to the timing of the FLIR acquisition midway through the second quarter of 2021.
Pension Service Expense
Pension service expense for the first six months of 2022 was $4.3 million compared with $5.4 million.
Operating Income
Operating income for the first six months of 2022 increased 89.1%. The first six months of 2022 compared with the first six months of 2021, reflected higher operating income in each segment other than the Engineered Systems segment. Corporate expense was $30.8 million in the first six months of 2022 compared with $103.6 million, and the 2021 amount included $76.4 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The incremental operating income included in the results for the first six months of 2022 from the FLIR acquisition was $67.7 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $44.8 million for the first six months of 2022, compared with $43.5 million. During the first six months of 2022, Teledyne repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt. During the first six months of 2021 and in connection with acquisition of FLIR, Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million. Other income and expense was immaterial for the first six months of 2022 compared with income of $5.1 million and reflected higher foreign currency transaction gains in 2021.
Income Taxes
The Company’s effective income tax rate for the first six months of 2022 was 9.6% compared with 22.8%. The first six months of 2022 reflected $57.5 million in net discrete income tax benefits, which included $49.4 million of net discrete income tax benefits primarily related to the resolution of certain FLIR tax reserves and an $8.5 million income benefit related to share-based accounting. The first six months of 2021 reflected $2.2 million in net discrete income tax benefits, which included a $6.9 million income benefit related to share-based accounting and a $5.3 million income tax benefit related to the release of a valuation allowance partially offset by $11.5 million expense related to foreign tax rate changes. The foreign tax rate changes were a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for both the first six months and second quarter of 2022, 23.9% for the first six months of 2021, and 25.3% for the second quarter of 2021.
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

Digital Imaging (a)

	Second Quarter		Six Months
(dollars in millions)	2022	2021 (a)	2022	2021 (a)
Net sales	$775.8	$579.5	$1,526.3	$842.8
Cost of sales	$434.3	$328.7	$839.5	$482.5
Selling, general and administrative expenses	$177.2	$138.8	$358.3	$191.7
Acquired intangible asset amortization	$46.4	$27.4	$94.9	$32.0
Operating income	$117.9	$84.6	$233.6	$136.6
Cost of sales as a % of net sales	56.0%	56.7%	55.0%	57.3%
Selling, general and administrative expenses as a % of net sales	22.8%	24.0%	23.5%	22.7%
Acquired intangible asset amortization as a % of net sales	6.0%	4.7%	6.2%	3.8%
Operating income as a % of net sales	15.2%	14.6%	15.3%	16.2%
(a)    On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition.
Second quarter of 2022 compared with the second quarter of 2021
The Digital Imaging segment’s second quarter of 2022 net sales increased 33.9%. Operating income for the second quarter of 2022 increased 39.4%.
The second quarter of 2022 net sales increase included $167.6 million of incremental net sales from the FLIR acquisition as well as strong organic sales growth from industrial and scientific sensors and cameras and X-ray products. The increase in operating income in the second quarter of 2022 reflected the contribution from the FLIR acquisition as well as the impact of organic sales growth during the period. The incremental operating income included in the results for the second quarter of 2022 from the FLIR acquisition was $21.8 million.
The second quarter of 2022 cost of sales increased $105.6 million and primarily reflected the impact of higher net sales. The cost of sales percentage decreased to 56.0% in the second quarter of 2022 from 56.7%. Second quarter 2022 selling, general and administrative expenses increased to $177.2 million and primarily reflected the impact of higher net sales. The selling, general and administrative expense percentage decreased to 22.8% in the second quarter of 2022 from 24.0%. Acquired intangible asset amortization expense for the second quarter of 2022 was $46.4 million, compared with $27.4 million.
First six months of 2022 compared with the first six months of 2021
The Digital Imaging segment’s first six months of 2022 net sales increased 81.1%. Operating income for the first six months of 2022 increased 71.0%.
The first six months of 2022 net sales included $620.2 million incremental net sales from the FLIR acquisition as well as organic sales growth from industrial and scientific sensors and cameras and X-Ray products. The first six months of 2021 included $70.2 million of acquisition-related transaction and purchase accounting expenses related to FLIR which included $24.0 million of integration-related costs, $22.8 million in acquired intangible asset amortization expense and $23.4 million in inventory step-up expense. The increase in operating income also reflected the impact of organic sales growth. The incremental operating income included in the results for the first six months of 2022 from the FLIR acquisition was $67.7 million.
The first six months of 2022 cost of sales increased $357.0 million and reflected the impact of higher sales. The cost of sales percentage in 2022 decreased to 55.0%, compared with 57.3%. The 2021 cost of sales amount included $23.4 million in inventory step-up expense related to the acquisition of FLIR, and no comparable amount occured in 2022. Selling, general and administrative expenses increased $166.6 million in the first six months of 2022 and reflected the impact of higher net sales, partially offset by acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition in 2021. The selling, general and administrative expense percentage increased to 23.5% in the first six months of 2022 from 22.7% and reflects the impact of higher research and development expense for FLIR as a percentage of net sales.

Instrumentation

	Second Quarter		Six Months
(dollars in millions)	2022	2021	2022	2021
Net sales	$312.5	$291.1	$621.4	$577.6
Cost of sales	$166.9	$153.4	$330.8	$309.3
Selling, general and administrative expenses	$67.3	$67.9	$135.8	$134.1
Acquired intangible asset amortization	$4.7	$5.2	$9.6	$10.2
Operating income	$73.6	$64.6	$145.2	$124.0
Cost of sales as a % of net sales	53.4%	52.7%	53.2%	53.5%
Selling, general and administrative expenses as a % of net sales	21.5%	23.3%	21.9%	23.2%
Acquired intangible asset amortization as a % of net sales	1.5%	1.8%	1.5%	1.8%
Operating income as a % of net sales	23.6%	22.2%	23.4%	21.5%
Second quarter of 2022 compared with the second quarter of 2021
The Instrumentation segment’s second quarter of 2022 net sales increased 7.4%. Operating income for the second quarter of 2022 increased 13.9%.
The second quarter of 2022 net sales increase resulted from higher sales across all product lines. Sales of marine instrumentation increased $10.4 million, sales of test and measurement instrumentation increased $8.3 million and sales of environmental instrumentation increased $2.7 million. The increase in operating income primarily reflected the impact of higher sales and favorable product mix.
The second quarter of 2022 cost of sales increased $13.5 million. The cost of sales percentage increased to 53.4% in the second quarter of 2022 from 52.7%. Second quarter 2022 selling, general and administrative expenses decreased $0.6 million. The selling, general and administrative expense percentage decreased to 21.5% in the second quarter of 2022 from 23.3%.
First six months of 2022 compared with the first six months of 2021
The Instrumentation segment’s first six months 2022 net sales increased 7.6%. Operating income for the first six months of 2022 increased of 17.1%. The first six months of 2022 net sales increase resulted from higher sales across all product lines. Sales of marine instrumentation increased $20.3 million, sales of test and measurement instrumentation increased $21.6 million and sales of environmental instrumentation increased $1.9 million. The increase in operating income the first six months of 2022 reflected the impact of higher sales and favorable product mix.
The first six months of 2022 cost of sales increased by $21.5 million and primarily reflected the impact of higher sales. The cost of sales percentage decreased to 53.2% from 53.5%. The first six months of 2022 selling, general and administrative expenses increased by $1.7 million. The selling, general and administrative expense percentage decreased to 21.9% in the first six months of 2022 from 23.2%.

Aerospace and Defense Electronics

	Second Quarter		Six Months
(dollars in millions)	2022	2021	2022	2021
Net sales	$168.8	$152.4	$335.0	$303.6
Cost of sales	$103.2	$99.9	$206.2	$199.5
Selling, general and administrative expenses	$21.3	$23.9	$41.4	$47.0
Acquired intangible asset amortization	$0.2	$0.2	$0.4	$0.4
Operating income	$44.1	$28.4	$87.0	$56.7
Cost of sales as a % of net sales	61.1%	65.6%	61.6%	65.7%
Selling, general and administrative expenses as a % of net sales	12.7%	15.7%	12.3%	15.5%
Acquired intangible asset amortization as a % of net sales	0.1%	0.1%	0.1%	0.1%
Operating income as a % of net sales	26.1%	18.6%	26.0%	18.7%
Second quarter of 2022 compared with the second quarter of 2021
The Aerospace and Defense Electronics segment’s second quarter of 2022 net sales increased 10.8%. Operating income for the second quarter of 2022 increased 55.3%.

The second quarter of 2022 net sales increase reflected $12.3 million for aerospace electronics and $4.1 million for defense electronics. Operating income in the second quarter of 2022 reflected the impact of higher sales and favorable product mix primarily driven by stronger sales of aerospace electronics.
The second quarter of 2022 cost of sales increased $3.3 million and reflected the impact of higher sales. The cost of sales percentage decreased to 61.1% for the second quarter of 2022, from 65.6% and reflected favorable product mix. Selling, general and administrative expenses, including research and development expense, decreased to $21.3 million in the second quarter of 2022 from $23.9 million and reflected $1.8 million of lower research and development expense. The selling, general and administrative expense percentage decreased to 12.7% in the second quarter of 2022 from 15.7% and reflected the impact of lower research and development expense and higher sales.
First six months of 2022 compared with the first six months of 2021
The Aerospace and Defense Electronics segment’s first six months of 2022 net sales increased 10.3%. Operating income for the first six months of 2022 increased 53.4%.
The first six months of 2022 net sales reflected $26.1 million of higher sales for aerospace electronics and $5.3 million of higher sales for defense electronics. The increase in operating income in the first six months of 2022 primarily reflected the impact of higher sales and favorable product mix, primarily driven by the stronger sales of aerospace electronics.
The first six months of 2022 cost of sales increased by $6.7 million and reflected the impact of higher sales. Cost of sales as a percentage of sales for the first six months of 2022 decreased to 61.6% from 65.7% and reflected favorable product mix. Selling, general and administrative expenses, including research and development expense, decreased to $41.4 million in the first six months of 2022, compared with $47.0 million for the first six months of 2021, primarily due to lower research and development expense. The selling, general and administrative expense percentage decreased to 12.3% in the first six months of 2022, compared with 15.5% and reflected the impact of lower research and development expense and higher sales.

Engineered Systems

	Second Quarter		Six Months
(dollars in millions)	2022	2021	2022	2021
Net sales	$98.7	$98.0	$194.1	$202.7
Cost of sales	$84.2	$81.1	$164.7	$164.3
Selling, general and administrative expenses	$5.9	$5.9	$11.4	$12.5
Operating income	$8.6	$11.0	$18.0	$25.9
Cost of sales as a % of net sales	85.3%	82.8%	84.9%	81.1%
Selling, general and administrative expenses as a % of net sales	6.0%	6.0%	5.8%	6.1%
Operating income as a % of net sales	8.7%	11.2%	9.3%	12.8%
Second quarter of 2022 compared with the second quarter of 2021
The Engineered Systems segment’s second quarter of 2022 net sales increased 0.7%. Operating income for the second quarter of 2022 decreased 21.8%.
The second quarter of 2022 net sales primarily reflected higher sales of $0.9 million for energy systems partially offset by lower sales of $0.2 million for engineered products. The lower sales for engineered products primarily reflected decreased sales from electronic manufacturing services products and space programs, partially offset by higher sales from marine and other manufacturing programs. Operating income in the second quarter of 2022 primarily reflected the impact of decreased sales and lower gross margins for electronic manufacturing services products.
The second quarter of 2022 cost of sales increased $3.1 million. The cost of sales percentage increased to 85.3% for the second quarter of 2022 from 82.8%. Selling, general and administrative expense was $5.9 million for both the second quarter of 2022 and 2021, respectively. The selling, general and administrative expense percentage for the second quarter of 2022 and 2021 was 6.0%, respectively.
First six months of 2022 compared with the first six months of 2021
The Engineered Systems segment’s first six months of 2022 net sales decreased 4.2%. Operating income for the first six months of 2022 decreased 30.5%.
The first six months of 2022 net sales reflected lower net sales of $5.2 million for turbine engines and $4.5 million of lower sales of engineered products, partially offset by higher sales of $1.1 million for energy systems. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021. Operating income in the first six months of 2022 reflected the impact of lower sales, including no sales of higher margin turbine engines and lower margins for electronic manufacturing services products.
The first six months of 2022 cost of sales increased by $0.4 million and primarily reflected the impact of higher cost of sales for electronic manufacturing services. Cost of sales as a percentage of sales for the first six months of 2022 increased to 84.9% from 81.1%. Selling, general and administrative expenses, including research and development expense, decreased to $11.4 million for the first six months of 2022, compared with $12.5 million for the first six months of 2021. The selling, general and administrative expense percentage decreased to 5.8% for the first six months of 2022 compared with 6.1%.
Financial Condition, Liquidity and Capital Resources
Net cash used in operating activities was $19.8 million for the first six months of 2022, compared with net cash provided by operating activities of $336.2 million. The first six months of 2022 included a payment of $296.4 million to the Swedish Tax Authority, related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary in Sweden. The first six months of 2022 also reflected investments in inventories, semi-annual interest payments, increased incentive compensation payments and higher cash income tax payments compared to 2021, partially offset by higher net income in 2022.
Net cash used in investing activities was $35.4 million for the first six months of 2022, compared with $3,761.8 million, as the first six months of 2021 included the acquisition of FLIR. Capital expenditures for the first six months of 2022 and 2021 were $41.8 million and $38.4 million, respectively.
Net cash used in financing activities was $110.6 million for the first six months of 2022, compared with cash provided by financing activities of $3,451.4 million. During the first six months of 2022, the Company made $80.0 million of floating rate debt payments which reduced its term loan due May 2026. In addition, during the first six months of 2022, the Company repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt. During the first six months of 2022, the Company terminated and re-designated certain cross-currency swaps, receiving $18.3 million of cash which is included in cash provided by financing activities. The first six months of 2021 included the proceeds of debt incurred to fund the cash portion of the then pending FLIR acquisition. Proceeds from the exercise of stock options were $17.5 million for the first six months of 2022 compared with $15.9 million for the first six months of 2021.
Total debt at July 3, 2022 was $3,945.7 million compared with $4,099.4 million at January 2, 2022. At July 3, 2022, $1,004.0 million was available under the $1.15 billion credit facility, after reductions of $125.0 million in borrowings and $21.0 million in outstanding letters of credit.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. It is anticipated that cash on hand, operating cash flow, together with available borrowings under the $1.15 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may raise additional capital. We currently expect to spend approximately $100.0 million for capital expenditures in 2022, of which $41.8 million has been spent in the first six months of 2022. No cash pension contributions have been made since 2013 or are planned for the remainder of 2022 for the domestic qualified pension plans.
Our credit agreements require Teledyne to comply with various financial and operating covenants and at July 3, 2022, the Company was in compliance with these covenants. As of July 3, 2022, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At July 3, 2022, the required financial ratios and the actual ratios were as follows for our $1.15 billion Credit Facility expires March 2026, $275.0 million term loan due May 2026 and $150.0 million term loan due October 2024 (issued October 2019):

Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 4.5 to 1	2.5 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	16.2 to 1
a)    The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our $1.150 billion credit agreement. The requirement changes to 4.0 to 1 for the fourth quarter of 2022 and 3.5 to 1 thereafter.
b)    The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our $1.150 billion credit agreement.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company repurchased and retired $75.0 million of its Fixed Rate Senior Notes during the first six months of 2022.
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
Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including ongoing challenges and uncertainties posed by the COVID pandemic for businesses and governments around the world, including production, supply, contractual and other disruptions, such as COVID related lockdowns, facility closures, furloughs and travel restrictions; the inability to achieve operating synergies with respect to the FLIR acquisition; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; the ongoing conflict between Russia and Ukraine; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID pandemic, inflation, rising interest costs, and economic conditions; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s export and tax matters; escalating economic and diplomatic tension between China and the United States; threats to the security of our confidential and proprietary information, including cybersecurity threats; and natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2021 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at July 3, 2022 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $18.3 million. A hypothetical 10 percent price change in the U.S. dollar from its value at July 3, 2022 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.8 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $1.15 billion credit facility and our $275.0 million term loan. As of July 3, 2022, we had no outstanding borrowings under our floating rate credit facility not subject to existing interest rate swap agreements and $275.0 million outstanding under our floating rate term loan. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.8 million, assuming the $275.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at July 3, 2022 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $27.6 million. A hypothetical 10 percent increase in the U.S. interest rates at July 3, 2022 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $0.7 million, while a 10 percent decrease would result in a decrease in its fair value of $0.7 million.

Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 3, 2022, are effective at the reasonable assurance level.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 1, 2022	By:	/s/ Susan L. Main
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