Form 10-Q
period 2022-10-02
TELEDYNE TECHNOLOGIES INC
filed 2022-11-02
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
Yes  ☐    No  ☒
There were 46,871,093 shares of common stock, $.01 par value per share, outstanding as of October 19, 2022.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2022 AND OCTOBER 3, 2021
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2022	2021	2022	2021
Net sales	$1,363.6	$1,311.9	$4,040.4	$3,238.6
Costs and expenses
Cost of sales	785.8	787.7	2,327.0	1,943.3
Selling, general and administrative expenses	283.7	279.3	861.4	768.2
Acquired intangible asset amortization	48.9	55.3	153.8	97.9
Total costs and expenses	1,118.4	1,122.3	3,342.2	2,809.4
Operating income	245.2	189.6	698.2	429.2
Interest and debt expense, net	(22.0)	(23.8)	(66.8)	(67.3)
Gain (loss) on debt extinguishment	—	—	10.6	(13.4)
Non-service retirement benefit income	2.9	2.8	8.6	8.4
Other income (expense), net	5.2	(0.7)	5.2	4.4
Income before income taxes	231.3	167.9	655.8	361.3
Provision for income taxes	53.1	33.8	93.7	77.8
Net income including noncontrolling interest	178.2	134.1	$562.1	$283.5
Less: Net income (loss) attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Net income attributable to Teledyne	$178.3	$134.1	$562.2	$283.5

Basic earnings per common share	$3.81	$2.88	$12.01	$6.75
Weighted average common shares outstanding	46.8	46.6	46.8	42.0

Diluted earnings per common share	$3.74	$2.81	$11.79	$6.58
Weighted average diluted common shares outstanding	47.7	47.7	47.7	43.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2022 AND OCTOBER 3, 2021
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2022	2021	2022	2021
Net income including noncontrolling interest	$178.2	$134.1	$562.1	$283.5
Other comprehensive income (loss):
Foreign exchange translation adjustment	(357.1)	(44.0)	(544.5)	(39.8)
Hedge activity, net of tax	(6.2)	(4.5)	(2.0)	(4.1)
Pension and postretirement benefit adjustments, net of tax	4.1	4.4	12.3	13.2
Other comprehensive income (loss)	(359.2)	(44.1)	(534.2)	(30.7)
Comprehensive income (loss) including noncontrolling interest	(181.0)	90.0	27.9	252.8
Comprehensive (income) loss attributable to noncontrolling interest	0.1	—	0.1	—
Comprehensive income (loss) attributable to Teledyne	$(180.9)	$90.0	$28.0	$252.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	October 2, 2022	January 2, 2022
Assets
Current Assets
Cash and cash equivalents	$479.3	$474.7
Accounts receivable, net	770.4	767.7
Unbilled receivables, net	309.5	316.1
Inventories, net	834.1	752.9
Prepaid expenses and other current assets	126.1	118.0
Total current assets	2,519.4	2,429.4
Property, plant and equipment, net of accumulated depreciation and amortization of $830.6 at October 2, 2022 and $743.3 at January 2, 2022	742.9	827.5
Goodwill	7,718.2	7,986.7
Acquired intangibles, net	2,421.8	2,741.6
Prepaid pension assets	141.3	123.7
Operating lease right-of-use assets	143.9	144.5
Other assets, net	138.9	176.9
Total Assets	$13,826.4	$14,430.3
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$499.5	$469.5
Accrued liabilities	619.0	1,028.9
Current portion of long-term debt	300.0	—
Total current liabilities	1,418.5	1,498.4
Long-term debt, net of current portion	3,618.4	4,099.4
Long-term operating lease liabilities	134.8	138.0
Long-term deferred tax liabilities	548.7	625.5
Other long-term liabilities	414.4	447.0
Total Liabilities	6,134.8	6,808.3
Commitments and contingencies
Redeemable Noncontrolling Interest	3.1	—
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at October 2, 2022 and 47,194,766 at January 2, 2022; outstanding shares: 46,868,187 at October 2, 2022 and 46,692,296 at January 2, 2022	0.5	0.5
Additional paid-in capital	4,340.6	4,317.1
Retained earnings	4,335.4	3,773.2
Treasury stock, 326,579 shares at October 2, 2022 and 502,470 shares at January 2, 2022	(23.8)	(38.8)
Accumulated other comprehensive loss	(964.2)	(430.0)
Total Stockholders’ Equity	7,688.5	7,622.0
Total Liabilities, Redeemable Noncontrolling Interest and Equity	$13,826.4	$14,430.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 2, 2022	$0.5	$4,317.1	$(38.8)	$3,773.2	$(430.0)	$7,622.0
Net income	—	—	—	212.6	—	212.6
Other comprehensive loss, net of tax	—	—	—	—	(21.9)	(21.9)
Treasury stock issued	—	(11.6)	11.6	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	12.7	—	—	—	12.7
Balance, April 3, 2022	0.5	4,325.2	(27.2)	3,985.8	(451.9)	7,832.4
Net income	—	—	—	171.3	—	171.3
Other comprehensive loss, net of tax	—	—	—	—	(153.1)	(153.1)
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock-based compensation	—	6.5	—	—	—	6.5
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 3, 2022	0.5	4,333.6	(24.3)	4,157.1	(605.0)	7,861.9
Net income	—	—	—	178.3	—	178.3
Other comprehensive loss, net of tax	—	—	—	—	(359.2)	(359.2)
Treasury stock issued	—	(0.5)	0.5	—	—	—
Stock-based compensation	—	6.6	—	—	—	6.6
Exercise of stock options	—	0.9	—	—	—	0.9
Balance, October 2, 2022	$0.5	$4,340.6	$(23.8)	$4,335.4	$(964.2)	$7,688.5

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2021	$0.4	$389.9	$(59.5)	$3,327.9	$(430.1)	$3,228.6
Net income	—	—	—	84.7	—	84.7
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2
Treasury stock issued	—	(9.3)	9.3	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	10.8	—	—	—	10.8
Balance, April 4, 2021	0.4	398.4	(50.2)	3,412.6	(424.9)	3,336.3
Net income	—	—	—	64.7	—	64.7
Other comprehensive income, net of tax	—	—	—	—	8.2	8.2
Common stock issued	0.1	3,889.6	—	—	—	3,889.7
Treasury stock issued	—	(4.1)	4.1	—	—	—
Stock based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	5.1	—	—	—	5.1
Balance, July 4, 2021	0.5	4,297.4	(46.1)	3,477.3	(416.7)	7,312.4
Net income	—	—	—	134.1	—	134.1
Other comprehensive income, net of tax	—	—	—	—	(44.1)	(44.1)
Treasury stock issued	—	(4.1)	4.1	—	—	—
Stock-based compensation	—	8.7	—	—	—	8.7
Exercise of stock options	—	5.5	—	—	—	5.5
Balance, October 3, 2021	$0.5	$4,307.5	$(42.0)	$3,611.4	$(460.8)	$7,416.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2022 AND OCTOBER 3, 2021
(Unaudited - Amounts in millions)

	Nine Months
	2022	2021
Operating Activities
Net income including noncontrolling interest	$562.1	$283.5
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	250.4	237.8
Stock-based compensation	22.1	25.0
Bridge financing and debt extinguishment (income) expense	(10.6)	30.5
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(40.2)	(103.0)
Inventories	(135.1)	3.7
Accounts payable	58.9	59.8
Deferred and income taxes receivable/payable, net	(32.8)	16.9
Prepaid expenses and other assets	4.2	19.9
Accrued expenses and other liabilities	(403.0)	(65.4)
Other operating, net	(26.9)	20.3
Net cash provided by operating activities	249.1	529.0
Investing Activities
Purchases of property, plant and equipment	(58.5)	(67.6)
Purchase of businesses, net of cash acquired	(11.9)	(3,723.3)
Proceeds from disposal of fixed assets	5.2	—
Other investing, net	1.3	0.5
Net cash used in investing activities	(63.9)	(3,790.4)
Financing Activities
Net payments on fixed rate notes	—	(796.6)
Net proceeds from credit facility	—	3,975.8
Payments on other debt	(174.7)	—
Proceeds from exercise of stock options	18.4	21.4
Liquidations of cross currency swap	43.1	—
Payments for bridge financing and debt extinguishment	—	(30.5)
Other financing, net	(2.0)	(22.8)
Net cash (used in) provided by financing activities	(115.2)	3,147.3
Effect of exchange rate changes on cash	(65.4)	(7.2)
Change in cash and cash equivalents	4.6	(121.3)
Cash and cash equivalents—beginning of period	474.7	673.1
Cash and cash equivalents—end of period	$479.3	$551.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
October 2, 2022

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of October 2, 2022 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the third quarter and nine months ended October 2, 2022. The results of operations and cash flows for the periods ended October 2, 2022 and cash flows for the nine months ended October 2, 2022 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation. In the current year, gain (loss) on debt extinguishment is presented as separate line item on the income statement.
Teledyne had $118.1 million of cash equivalents at October 2, 2022 and an immaterial amount of cash equivalents at January 2, 2022. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
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
The following table presents the final purchase price allocation for FLIR, as the measurement period closed in the second quarter of 2022. We accounted for the FLIR acquisition under the acquisition method and measured identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company has completed the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The fair values of acquired intangibles were determined based on estimates and assumptions deemed reasonable by the Company.

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

During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The total taxes, penalties and interest levied by the STA totaled SEK 3.1 billion ($364.7 million based on exchange rates as of the acquisition date). The reassessment concerned the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and the reassessment levied significant taxes and penalties. In March 2020, FLIR received an adverse judgment from the First Instance Court of Sweden regarding the STA’s reassessment. FLIR appealed the decision to the Administrative Court of Appeal in Stockholm, Sweden. After completing an extensive analysis, including consultation with outside specialists, Teledyne recorded a liability for this uncertain tax position that reflected the most likely outcome for this tax matter under the acquisition method for business combinations in the third quarter of 2021, which was included within accrued liabilities on the consolidated balance sheet at January 2, 2022. On January 26, 2022, the Administrative Court of Appeal in Stockholm, Sweden generally affirmed the March 2020 ruling of the First Instance Court and determined an estimated tax liability in the amount of SEK 2.765 billion. We paid the tax on February 2, 2022 totaling $296.4 million. We have requested for permission to appeal this ruling to the Swedish Administrative Supreme Court, and we received notification in the fourth quarter of 2022 that this appeal was denied.
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
The following table presents proforma net sales, net income and earnings per share data assuming FLIR was acquired at the beginning of the 2020 fiscal year:

	Third Quarter (a)	Nine Months (a)
(unaudited - in millions, except per share amounts)	2021	2021
Net sales	$1,311.9	$3,859.9
Net income	$164.3	$356.8
Basic earnings per common share	$3.53	$8.50
Diluted earnings per common share	$3.44	$8.28
(a) The above unaudited proforma information is presented for the FLIR acquisition as it is considered a material acquisition.
Acquisition of NL Acoustics
During the third quarter of 2022, the Company acquired an approximate 80% majority interest in Noiseless Acoustics Oy ("NL Acoustics"), paying $11.9 million in net cash during the period, with an immaterial amount payable next year. NL Acoustics, located in Helsinki, Finland, designs and manufactures acoustics imaging instruments and predictive maintenance solutions. NL Acoustics is part of the Digital Imaging segment.
The minority ownership interest in shares of NL Acoustics held by a third party is classified as a redeemable noncontrolling interest on the condensed consolidated balance sheet due to a put option under which the third party may require the Company to purchase the remaining ownership interest, with the put option exercisable beginning in the third quarter of 2025. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. Changes in the redeemable noncontrolling interest balance during the period were not material.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $7,718.2 million at October 2, 2022 and $7,986.7 million at January 2, 2022, with the decrease primarily related to the impact of foreign currency translation. Teledyne’s net acquired intangible assets were $2,421.8 million at October 2, 2022 and $2,741.6 million at January 2, 2022. The decrease in the balance of net acquired intangible assets primarily reflected the impact of foreign currency translation as well amortization of acquired intangible assets.

Acquired intangible assets are summarized as follows:

	October 2, 2022			January 2, 2022
Acquired intangible assets (in millions):	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,610.4	$445.8	$1,164.6	$1,767.7	$358.2	$1,409.5
Customer list/relationships	577.2	163.3	413.9	616.2	141.8	474.4
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	5.4	4.2	1.2	4.5	3.9	0.6
Backlog	15.4	15.4	—	16.3	16.3	—
Total intangibles subject to amortization	2,209.9	630.2	1,579.7	2,406.2	521.7	1,884.5
Intangibles not subject to amortization:
Trademarks	842.1	—	842.1	857.1	—	857.1
Total acquired intangible assets	$3,052.0	$630.2	$2,421.8	$3,263.3	$521.7	$2,741.6

Note 3. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the third quarter and nine months ended October 2, 2022 and October 3, 2021 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of July 3, 2022	$(316.4)	$0.8	$(289.4)	$(605.0)
Other comprehensive income (loss) before reclassifications	(357.1)	7.7	—	(349.4)
Amounts reclassified from AOCI	—	(13.9)	4.1	(9.8)
Net other comprehensive income (loss)	(357.1)	(6.2)	4.1	(359.2)
Balance as of October 2, 2022	$(673.5)	$(5.4)	$(285.3)	$(964.2)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of July 4, 2021	$(80.4)	$2.7	$(339.0)	$(416.7)
Other comprehensive income (loss) before reclassifications	(44.0)	2.0	—	(42.0)
Amounts reclassified from AOCI	—	(6.5)	4.4	(2.1)
Net other comprehensive income (loss)	(44.0)	(4.5)	4.4	(44.1)
Balance as of October 3, 2021	$(124.4)	$(1.8)	$(334.6)	$(460.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)
Other comprehensive income (loss) before reclassifications	(544.5)	28.4	—	(516.1)
Amounts reclassified from AOCI	—	(30.4)	12.3	(18.1)
Net other comprehensive income (loss)	(544.5)	(2.0)	12.3	(534.2)
Balance as of October 2, 2022	$(673.5)	$(5.4)	$(285.3)	$(964.2)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)
Other comprehensive income (loss) before reclassifications	(39.8)	13.7	—	(26.1)
Amounts reclassified from AOCI	—	(17.8)	13.2	(4.6)
Net other comprehensive income (loss)	(39.8)	(4.1)	13.2	(30.7)
Balance as of October 3, 2021	$(124.4)	$(1.8)	$(334.6)	$(460.8)

The reclassifications out of AOCI to net income for the third quarter and nine months ended October 2, 2022 and October 3, 2021 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	October 2, 2022	October 3, 2021	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(18.5)	$(8.7)	See Note 4
Income tax impact	4.6	2.2	Provision for income taxes
Total	$(13.9)	$(6.5)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.4)	$(0.9)	Costs and expenses
Amortization of net actuarial loss	5.8	6.7	Costs and expenses
Total before tax	5.4	5.8
Income tax impact	(1.3)	(1.4)	Provision for income taxes
Total	$4.1	$4.4

	Amount Reclassified from AOCI for the Nine Months Ended	Amount Reclassified from AOCI for the Nine Months Ended	Statement of Income
	October 2, 2022	October 3, 2021	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(40.5)	$(23.8)	See Note 4
Income tax impact	10.1	6.0	Provision for income taxes
Total	$(30.4)	$(17.8)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(1.2)	(2.7)	Costs and expenses
Amortization of net actuarial loss	17.4	20.1	Costs and expenses
Total before tax	16.2	17.4
Income tax impact	$(3.9)	$(4.2)	Provision for income taxes
Total	$12.3	$13.2

Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our UK companies. These contracts are designated and qualify as cash flow hedges. The Company has also converted U.S. dollar denominated, variable rate and fixed rate obligations into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges. In addition the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge. During the nine months ended October 2, 2022, the Company liquidated its cross currency swap positions and replaced them with cross currency swaps reflecting current market terms. The liquidations resulted in a cash benefit of $47.8 million, which was primarily recorded in cash flow from financing activities in the condensed consolidated statement of cash flows.
The effectiveness of the cash flow hedge forward contracts is assessed prospectively and retrospectively using regression analysis as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our condensed consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our condensed consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $8.0 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $1.1 million.
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
As of October 2, 2022, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $172.0 million. These foreign currency forward contracts have maturities ranging from December 2022 to February 2024. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $22.9 million. These foreign currency forward contracts have maturities ranging from December 2022 to February 2024. The cross currency swaps have notional amounts of €130.0 million and $125.0 million, and €156.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
In addition, Teledyne manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. Teledyne manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other income or expense, net using a systematic and rational methodology. Differences between the change in the fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income (loss). The change in fair value of the hedging instruments attributable to the hedged risk is reported in the other income or expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also in other income or expense, net. At October 2, 2022, Teledyne had no forward contracts designated as fair value hedges.

The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the third quarter and nine months ended October 2, 2022 and October 3, 2021 was as follows (in millions):

	Third Quarter		Nine Months
	2022	2021	2022	2021
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$10.2	$(5.6)	$36.0	$18.3
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$(1.0)	$1.8	$(1.4)	$7.8
Net gain (loss) recognized in AOCI - Interest Rate Contracts	$0.3	$(0.1)	2.3	$(0.1)
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$17.8	$6.4	$38.9	$14.7
Net gain reclassified from AOCI into interest expense - Foreign Exchange Contracts	$1.6	$0.9	$3.5	$2.6
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$0.3	$(0.4)	$(0.3)	$(1.2)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of October 2, 2022, Teledyne had non-designated foreign currency contracts of this type, primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$236.1	U.S. Dollars	US$	178.6
Great Britain Pounds		£89.5	U.S. Dollars	US$	104.9
Euros		€237.4	U.S. Dollars	US$	237.2
Danish Krone	DKR	74.6	U.S. Dollars	US$	10.0
Swedish Krona	SEK	491.1	Euros		€46.0
U.S. Dollars	US$	15.6	Swedish Krona	SEK	168.8
Norwegian Krone	kr	214.7	Swedish Krona	SEK	231.4
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended October 2, 2022 was expense of $40.5 million and $70.9 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the third quarter and nine months ended October 3, 2021 was expense of $11.7 million and $16.5 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
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

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	October 2, 2022	January 2, 2022
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$—	$0.3
Cash flow forward contracts	Accrued liabilities	(12.7)	(1.2)
Cash flow cross currency swap	Other current assets	2.3	3.8
Cash flow cross currency swap	Other non-current liabilities	(2.5)	(9.4)
Cash flow cross currency swap	Other current assets (accrued interest)	0.1	0.1
Interest rate contracts	Other long-term liabilities	—	(0.1)
Interest rate contracts	Other current liabilities	—	(1.2)
Interest rate contracts	Other current assets	1.3	—
Total derivatives designated as hedging instruments		(11.5)	(7.7)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	2.0	4.7
Non-designated forward contracts	Accrued liabilities	(19.0)	(2.1)
Total derivatives not designated as hedging instruments		(17.0)	2.6
Total derivatives, net		$(28.5)	$(5.1)
Note 5. Earnings Per Share
For the third quarter and first nine months of 2022, 397,854 and 262,894 stock options, respectively, were excluded in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For the third quarter and first nine months of 2021, no stock options were excluded in the computation of earnings per share. As part of the consideration transferred for the acquisition of FLIR, the Company issued approximately 9.5 million shares of common stock on May 14, 2021. The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2022	2021	2022	2021
Weighted average basic common shares outstanding	46.8	46.6	46.8	42.0
Effect of dilutive securities (primarily stock options)	0.9	1.1	0.9	1.1
Weighted average diluted common shares outstanding	47.7	47.7	47.7	43.1

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
Stock Incentive Plan
Stock option compensation expense was $3.7 million for the third quarter of 2022 and $5.8 million the third quarter of 2021. Stock option compensation expense was $11.6 million for the first nine months of 2022 and $13.6 million for the first nine months of 2021. The Company issues shares of common stock upon the exercise of stock options.

Stock option transactions for the third quarter and nine months of 2022 are summarized as follows:

	2022
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,649,885	$210.01	1,793,857	$206.08
Exercised	(6,037)	$143.86	(135,495)	$135.89
Canceled	(5,969)	$419.50	(20,483)	$397.60
Ending balance	1,637,879	$209.49	1,637,879	$209.49
Exercisable at end of period	1,437,305	$179.97	1,437,305	$179.97
On October 25, 2022, the Company granted 135,751 stock options at an exercise price of $360.39 per share and a weighted average fair value of $124.44 per share.
Restricted Stock
The following table shows the restricted stock activity for the first nine months of 2022:

	Shares	Weighted average fair value per share
Balance, January 2, 2022 (a)	87,180	$352.94
Granted	19,492	$384.76
Vested	(33,739)	$300.66
Forfeited/Canceled	(3,578)	$403.34
Balance, October 2, 2022	69,355	$384.72
(a) includes restricted stock units issued on May 14, 2021 in connection with the FLIR acquisition.

On October 25, 2022, the Company granted 89,472 restricted stock units with a weighted average fair value of $360.39 per share.
Note 7. Inventories
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method, with an immaterial amount of inventories valued under the LIFO method.

	Balance at
Inventories (in millions):	October 2, 2022	January 2, 2022
Raw materials and supplies	$526.9	$479.8
Work in process	157.8	123.0
Finished goods	149.4	150.1
Total inventories, net	$834.1	$752.9

Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2022 was approximately $30.5 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging and Aerospace and Defense Electronics segments. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2021 was approximately $16.9 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet, which represented $155.5 million and $21.2 million as of October 2, 2022, and $186.0 million and $25.3 million as of January 2, 2022, respectively, with the decrease in contract liabilities from the beginning of the year due to timing and use of advance payments received on certain contracts within the Digital Imaging and Aerospace and Defense Electronic segments.
The Company recognized revenue of $129.6 million during the nine months ended October 2, 2022 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of October 2, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,188.5 million. The Company expects approximately 73% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 27% recognized thereafter.
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

	Nine Months
Warranty Reserve (in millions):	2022	2021
Balance at beginning of year	$49.5	$22.4
Product warranty expense	4.5	9.1
Deductions	(7.3)	(6.8)
Acquisition	1.6	23.2
Balance at end of period	$48.3	$47.9
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $11.1 million at October 2, 2022 and $13.8 million at January 2, 2022.
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the third quarter and first nine months of 2022 was 23.0% and 14.3%, respectively. The Company's effective income tax rate for the third quarter and first nine months of 2021 was 20.1% and 21.5%, respectively. The third quarter of 2022 includes net discrete income tax benefits of $0.3 million compared with net discrete income tax benefits of $6.3 million. The first nine months of 2022 includes net discrete income tax benefits of $57.8 million compared with net discrete income tax benefits of $8.5 million. The third quarter and first nine months of 2022 net discrete income tax amounts include $0.2 million and $8.7 million, respectively, related to share-based accounting. The third quarter and first nine months of 2022 also includes non-cash income tax benefits of $0.1 million and non-cash income tax benefits of $49.1 million, with the first nine months of 2022 primarily related to the resolution of certain FLIR tax reserves. The third quarter and first nine months of 2021 net discrete income tax amounts include $3.0 million and $9.9 million, respectively, related to share-based accounting. The third quarter and first nine months of 2021 net discrete income tax amounts also include income tax benefits of $4.9 million primarily related to research and development and foreign tax credits. The first nine months of 2021 net discrete income tax amounts also include $11.5 million expense related to foreign tax rate changes and a $5.3 million income tax benefit related to the release of a valuation allowance. The 2021 foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for the third quarter and first nine months of 2022, respectively, and 23.9% for the third quarter and first nine months of 2021, respectively.
See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding FLIR historical tax matters that existed at the date of the acquisition, including the STA’s reassessment of tax for the year ending December 31, 2012 related to one of FLIR’s non-operating subsidiaries in Sweden.
Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	October 2, 2022	January 2, 2022
$1.15 billion credit facility due March 2026, weighted average variable rate of 4.15% at October 2, 2022 and 1.20% at January 2, 2022	$125.0	$125.0
Term loan due October 2024, variable rate of 4.37% at October 2, 2022 and 1.35% at January 2, 2022, swapped to a Euro fixed rate of 0.6120%	149.9	150.6
0.65% Fixed Rate Senior Notes due April 2023	300.0	300.0
0.95% Fixed Rate Senior Notes due April 2024	450.0	450.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	500.0
2.75% Fixed Rate Senior Notes due April 2031	1,040.0	1,100.0
Term loan due May 2026, variable rate of 4.30% at October 2, 2022 and 1.35% at January 2, 2022	245.0	355.0
Other debt	1.4	0.7
Debt discount and debt issuance costs	(27.9)	(31.9)
Total debt, net	3,918.4	4,099.4
Less: current portion of long-term debt	(300.0)	—
Total long-term debt, net of current portion	$3,618.4	$4,099.4
The Company repaid $185.0 million of debt during the first nine months of 2022. The Company made $110.0 million of floating rate debt payments which reduced its term loan due May 2026. The Company also repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt.
At October 2, 2022, $1,004.0 million was available under the $1.15 billion credit facility, after reductions of $125.0 million in borrowings and $21.4 million in outstanding letters of credit. Our bank credit agreements require Teledyne to comply with various financial and operating covenants and at October 2, 2022, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. As of October 2, 2022 and January 2, 2022, the aggregate fair values of our borrowings were $3,414.0 million and $4,146.6 million, respectively, and the carrying values were $3,946.3 million and $4,130.0 million, respectively.
Note 11. Leases
Operating lease expense was $9.0 million and $28.0 million for the third quarter and first nine months of 2022. Operating lease expense was $10.0 million and $24.3 million for the third quarter and first nine months of 2021.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 2, 2022, included in the 2021 Form 10-K.
At October 2, 2022, the Company’s reserves for environmental remediation obligations totaled $5.9 million, of which $1.6 million is included in current accrued liabilities. At January 2, 2022, the Company’s reserves for environmental remediation obligations totaled $6.3 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.

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
In April 2021, FLIR resolved allegations of misrepresentations made to BIS, between November 2012 and December 2013, in a commodity jurisdiction request relating to newly developed Lepton uncooled focal plane arrays by an administrative settlement and fine of $0.3 million and agreeing to perform two internal audits of its EAR export compliance programs. The first internal audit was completed and a voluntary disclosure was filed in October 2021 to report potential violations. The second internal audit was completed in October 2022.
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
Note 13. Pension Plans

	Third Quarter		Nine Months
	2022	2021	2022	2021
Service cost — benefits earned during the period (in millions)	$2.2	$2.6	$6.5	$8.0

Pension non-service income (in millions):
Interest cost on benefit obligation	$6.0	$5.5	$17.8	$16.7
Expected return on plan assets	(14.1)	(14.2)	(42.2)	(42.7)
Amortization of net prior service cost	(0.4)	(0.8)	(1.3)	(2.5)
Amortization of net actuarial loss	5.6	6.7	17.1	20.0
Pension non-service income	$(2.9)	$(2.8)	$(8.6)	$(8.5)

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
The following table presents Teledyne’s segment disclosures (dollars in millions):

	Third Quarter		%	Nine Months		%
	2022	2021	Change	2022	2021	Change
Net sales(a):
Digital Imaging (b)	$777.9	$760.6	2.3%	$2,304.2	$1,603.4	43.7%
Instrumentation	306.4	287.1	6.7%	927.8	864.7	7.3%
Aerospace and Defense Electronics	169.5	161.8	4.8%	504.5	465.4	8.4%
Engineered Systems	109.8	102.4	7.2%	303.9	305.1	(0.4)%
Total net sales	$1,363.6	$1,311.9	3.9%	$4,040.4	$3,238.6	24.8%
Operating income:
Digital Imaging (b)	$133.7	$94.9	40.9%	$367.3	$231.5	58.7%
Instrumentation	71.1	63.0	12.9%	216.3	187.0	15.7%
Aerospace and Defense Electronics	44.3	35.9	23.4%	131.3	92.6	41.8%
Engineered Systems	11.9	11.5	3.5%	29.9	37.4	(20.1)%
Corporate expense (c)	(15.8)	(15.7)	0.6%	(46.6)	(119.3)	(60.9)%
Operating income	$245.2	$189.6	29.3%	$698.2	$429.2	62.7%
(a) Net sales excludes inter-segment sales of $4.8 million and $15.4 million for the third quarter and first nine months of 2022, respectively, and $5.4 million and $14.7 million for the third quarter and first nine months of 2021, respectively.

(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition. The first nine months of 2022 includes $620.2 million in incremental net sales from FLIR.

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

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	October 2, 2022	January 2, 2022
Digital Imaging	$10,973.1	$11,756.8
Instrumentation	1,579.3	1,640.3
Aerospace and Defense Electronics	528.5	536.3
Engineered Systems	195.7	179.2
Corporate	549.8	317.7
Total identifiable assets	$13,826.4	$14,430.3

Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2022	2021	2022	2021
Environmental Instrumentation	$114.8	$108.0	$344.3	$335.6
Marine Instrumentation	110.0	104.7	337.2	311.6
Test and Measurement Instrumentation	81.6	74.4	246.3	217.5
Total	$306.4	$287.1	$927.8	$864.7
We also disaggregate our revenue from contracts with customers by customer type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in our segments is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost type contracts. For the nine months ended October 2, 2022, approximately 47% of net sales in the Engineered Systems segment were derived from fixed price contracts.

	Third Quarter Ended October 2, 2022			Nine Months Ended October 2. 2022
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$156.3	$621.6	$777.9	$463.4	$1,840.8	$2,304.2
Instrumentation	29.5	276.9	306.4	79.1	848.7	927.8
Aerospace and Defense Electronics	62.8	106.7	169.5	184.3	320.2	504.5
Engineered Systems	99.1	10.7	109.8	274.4	29.5	303.9
	$347.7	$1,015.9	$1,363.6	$1,001.2	$3,039.2	$4,040.4
(a) Includes sales as a prime contractor or subcontractor.

	Third Quarter Ended October 2, 2022				Nine Months Ended October 2, 2022
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$365.6	$215.6	$196.7	$777.9	$1,102.4	$620.9	$580.9	$2,304.2
Instrumentation	234.5	55.6	16.3	306.4	708.1	167.3	52.4	927.8
Aerospace and Defense Electronics	145.1	24.4	—	169.5	430.3	74.2	—	504.5
Engineered Systems	109.8	—	—	109.8	303.9	—	—	303.9
	$855.0	$295.6	$213.0	$1,363.6	$2,544.7	$862.4	$633.3	$4,040.4
(a) Net sales by geographic region of origin.

	Third Quarter Ended October 3, 2021			Nine Months Ended October 3, 2021
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$182.3	$578.3	$760.6	$327.2	$1,276.2	1,603.4
Instrumentation	22.8	264.3	287.1	66.2	798.5	864.7
Aerospace and Defense Electronics	60.4	101.4	161.8	169.0	296.4	$465.4
Engineered Systems	92.1	10.3	102.4	279.7	25.4	305.1
	$357.6	$954.3	$1,311.9	$842.1	$2,396.5	$3,238.6
(a) Includes sales as a prime contractor or subcontractor.

	Third Quarter Ended October 3, 2021				Nine Months Ended October 3, 2021
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$383.0	$198.4	$179.2	$760.6	$729.0	$433.7	$440.7	$1,603.4
Instrumentation	213.5	58.1	15.5	287.1	645.3	177.2	42.2	864.7
Aerospace and Defense Electronics	134.7	27.1	—	161.8	387.1	78.3	—	465.4
Engineered Systems	102.4	—	—	102.4	305.1	—	—	305.1
	$833.6	$283.6	$194.7	$1,311.9	$2,066.5	$689.2	$482.9	$3,238.6
(a) Net sales by geographic region of origin.

Note 15. Subsequent Events
On October 28, 2022, the Company acquired ETM-Electromatic, Inc. ("ETM"), including ETM's manufacturing facility from an affiliate of ETM and its owners, for approximately $85 million in cash, net of cash acquired and subject to certain adjustments. ETM, headquartered in Newark, California, designs and manufactures high-power microwave and high-energy X-ray subsystems for cancer radiotherapy, defense and X-ray security applications. ETM will be part of the Digital Imaging segment.

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
At October 2, 2022, total debt was $3,918.4 million, compared with total debt of $4,099.4 million at January 2, 2022. During the first nine months of 2022, we made $110.0 million of floating rate debt payments which reduced our term loan due May 2026. In addition, during the first nine months of 2022, we repurchased and retired $75.0 million of our Fixed Rate Senior Notes, recording a $10.6 million non-cash gain on the extinguishment of this debt. At October 2, 2022, $1,004.0 million was available under the $1.150 billion credit facility, after reductions of $125.0 million in borrowings and $21.4 million in outstanding letters of credit. During the first nine months of 2022, we reduced our outstanding letters of credit, primarily due to the Swedish Tax Authority cancelling its standby letter of credit of $244.6 million.
COVID and Other Challenges
With regard to the COVID pandemic, our first priority remains the health and safety of our employees and their families. Although the COVID pandemic has impacted our business operations and practices, we experienced limited disruptions in the first nine months of 2022, mostly as a result of COVID-related lockdowns in China and localized and temporary labor shortages due to virus exposure. However, given the continuing dynamic nature of this situation, we may not fully estimate the impacts of COVID on our financial condition, results of operations or cash flows. Contingency plans remain in place in the event of significant impacts from COVID infection resurgences, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.
We have experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. This has delayed our ability to convert backlog to revenue and negatively impacted our profit margins. We expect inflationary and supply chain constraint trends to continue in the remainder of 2022 and likely into 2023.
Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The strengthening of the U.S. dollar relative to other currencies adversely impacted our sales in both the third quarter and year-to-date periods, and may continue to do so in future periods. It may also increase the price and reduce the competitiveness of some of our products sold in markets outside the United States.
We do not have any material business, operations or assets in Russia, Belarus or Ukraine, and to date we have not been materially impacted by the actions of the Russian government. Our total net sales from these three countries in 2021 and the first nine months of 2022 constituted less than 1.0% of total net sales, respectively. However, the conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries and could negatively impact our operations, particularly in regard to increased energy prices and reduced energy availability to our European operations. The U.S. Government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls, the full impact of which on us may still be unknown to us or evolving. If the ongoing conflict intensifies or expands, it could adversely affect our business, supply chain, partners or customers.

Results of Operations

	Third Quarter		Nine Months
(in millions)	2022	2021	2022	2021
Net sales	$1,363.6	$1,311.9	$4,040.4	$3,238.6
Costs and expenses
Cost of sales	785.8	787.7	2,327.0	1,943.3
Selling, general and administrative expenses	283.7	279.3	861.4	768.2
Acquired intangible asset amortization	48.9	55.3	153.8	97.9
Total costs and expenses	1,118.4	1,122.3	3,342.2	2,809.4
Operating income	245.2	189.6	698.2	429.2
Interest and debt expense, net	(22.0)	(23.8)	(66.8)	(67.3)
Gain (loss) on debt extinguishment	—	—	10.6	(13.4)
Non-service retirement benefit income	2.9	2.8	8.6	8.4
Other income (expense), net	5.2	(0.7)	5.2	4.4
Income before income taxes	231.3	167.9	655.8	361.3
Provision for income taxes	53.1	33.8	93.7	77.8
Net income including noncontrolling interest	$178.2	$134.1	$562.1	$283.5
Less: net income (loss) attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Net income attributable to Teledyne	$178.3	$134.1	$562.2	$283.5

	Third Quarter		%	Nine Months		%
(dollars in millions)	2022	2021	Change	2022	2021	Change
Net sales (a):
Digital Imaging (b)	$777.9	$760.6	2.3%	$2,304.2	$1,603.4	43.7%
Instrumentation	306.4	287.1	6.7%	927.8	864.7	7.3%
Aerospace and Defense Electronics	169.5	161.8	4.8%	504.5	465.4	8.4%
Engineered Systems	109.8	102.4	7.2%	303.9	305.1	(0.4)%
Total net sales	$1,363.6	$1,311.9	3.9%	$4,040.4	$3,238.6	24.8%
Operating income:
Digital Imaging (b)	$133.7	$94.9	40.9%	$367.3	$231.5	58.7%
Instrumentation	71.1	63.0	12.9%	216.3	187.0	15.7%
Aerospace and Defense Electronics	44.3	35.9	23.4%	131.3	92.6	41.8%
Engineered Systems	11.9	11.5	3.5%	29.9	37.4	(20.1)%
Corporate expense (c)	(15.8)	(15.7)	0.6%	(46.6)	(119.3)	(60.9)%
Total operating income	$245.2	$189.6	29.3%	$698.2	$429.2	62.7%
(a) Net sales excludes inter-segment sales of $4.8 million and $15.4 million for the third quarter and nine months of 2022, respectively, and $5.4 million and $14.7 million for the third quarter and nine months of 2021, respectively.

(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition. The first nine months of 2022 includes $620.2 million in incremental net sales from FLIR.

(c) Corporate expense for the third quarter and nine months of 2021 includes $0.3 million and $76.7 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

The table below presents net sales and cost of sales by segment and total company:

	Third Quarter		Nine Months
(dollars in millions)	2022	2021	2022	2021
Digital Imaging
Net sales	$777.9	$760.6	$2,304.2	$1,603.4
Cost of sales	$430.1	$449.3	$1,269.6	$931.8
Cost of sales as a % of net sales	55.3%	59.1%	55.1%	58.2%
Instrumentation
Net sales	$306.4	$287.1	$927.8	$864.7
Cost of sales	$163.2	$150.7	$494.0	$460.0
Cost of sales as a % of net sales	53.3%	52.5%	53.2%	53.2%
Aerospace and Defense Electronics
Net sales	$169.5	$161.8	$504.5	$465.4
Cost of sales	$101.2	$103.1	$307.4	$302.6
Cost of sales as a % of net sales	59.7%	63.7%	60.9%	65.0%
Engineered Systems
Net sales	$109.8	$102.4	$303.9	$305.1
Costs of sales	$91.3	$84.6	$256.0	$248.9
Cost of sales as a % of net sales	83.2%	82.6%	84.2%	81.6%
Total Company
Net sales	$1,363.6	$1,311.9	$4,040.4	$3,238.6
Costs of sales	$785.8	$787.7	$2,327.0	$1,943.3
Cost of sales as a % of net sales	57.6%	60.0%	57.6%	60.0%
Third Quarter Results
The following is a discussion of our 2022 third quarter results compared with the third quarter results of 2021. Comparisons are with the corresponding reporting period of 2021, unless noted otherwise. Prior period amounts have been reclassified to conform to the current presentation.
Third quarter of 2022 compared with the third quarter of 2021
Our third quarter of 2022 net sales increased 3.9%. Net income for the third quarter of 2022 increased 33.0%. Net income per diluted share was $3.74 for the third quarter of 2022, compared with net income per diluted share of $2.81.
Net Sales
The third quarter of 2022 net sales, compared with the third quarter of 2021 net sales, reflected higher net sales in each segment, primarily driven by organic growth.
Cost of Sales
Cost of sales decreased $1.9 million in the third quarter of 2022. Non-cash inventory step-up expense related to FLIR was $35.2 million for the third quarter of 2021, and there was no comparable amount recorded in the third quarter of 2022. The decrease in non-cash inventory step-up expense was primarily offset by higher net sales in the period. Cost of sales as a percentage of net sales decreased for the third quarter of 2022 to 57.6% from 60.0%, primarily due to the decrease in inventory step-up expense related to FLIR in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, increased $4.4 million in the third quarter of 2022. Selling, general and administrative expenses as a percentage of net sales for the third quarter of 2022, decreased to 20.8% from 21.3%. Corporate expense, which is included in selling, general and administrative expenses, was $15.8 million for the third quarter of 2022, compared with $15.7 million. Stock option compensation expense was $3.7 million for the third quarter of 2022 compared with $5.8 million.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the third quarter of 2022 was $48.9 million, compared with $55.3 million, with the decrease from the previous year related primarily to foreign currency translation impacts.

Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the third quarter of 2022 pension service expense was $2.2 million, compared with $2.6 million. For 2022, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 2.97% compared with 2.64% in 2021.
Operating Income
Operating income for the third quarter of 2022 increased 29.3%. The third quarter of 2022, compared with the third quarter of 2021, reflected higher operating income in each business segment. Non-cash inventory step-up expense related to FLIR was $35.2 million for the third quarter of 2021, and there was no comparable amount recorded in the third quarter of 2022.
Interest and Debt Expense, Non-Service Retirement Benefit Income and Other Income and Expense
Interest and debt expense, net of interest income, was $22.0 million for the third quarter of 2022, compared with $23.8 million. Non-service retirement benefit income was $2.9 million for the third quarter of 2022 compared with $2.8 million for the third quarter of 2021. Other income and expense was income of $5.2 million for the third quarter of 2022, compared with other expense of $0.7 million for the third quarter of 2021, and primarily reflected higher income from deferred compensation plan activity in the third quarter of 2022.
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
The Company’s effective income tax rate for the third quarter of 2022 was 23.0%, compared with 20.1%. The third quarter of 2022 included net discrete income tax benefits of $0.3 million. The third quarter of 2021 included net discrete tax benefit of $6.3 million, which included $3.0 million income tax benefit related to share-based accounting and an income tax benefit of $4.9 million primarily related to research and development and foreign tax credits. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for the third quarter of 2022 and 23.9% for the third quarter of 2021. The Company’s annual effective tax rate for fiscal year 2022 is expected to be 23.1% before discrete tax items.
First nine months of 2022 compared with the first nine months of 2021
The first nine months of 2022 net sales increased 24.8% and included $620.2 million in incremental net sales from the acquisition FLIR. Net income for the first nine months of 2022 increased 98.3%. Net income per diluted share was $11.79 for the first nine months of 2022 compared with net income per diluted share of $6.58. In the first nine months of 2021 and in connection with the FLIR acquisition, Teledyne incurred pretax expenses of $191.4 million, which included $51.2 million of transaction and integration-related costs, $51.0 million for the settlement of FLIR employee and director stock awards, $58.6 million in acquired inventory step-up expense and $30.6 million in bridge loan and debt extinguishment fees. The first nine months of 2022 included net discrete income tax benefits of $57.8 million, compared with $8.5 million.
Net Sales
The first nine months of 2022 net sales, compared with the first nine months of 2021 net sales, reflected higher net sales in each segment other than the Engineered Systems segment. The first nine months of 2022 included $620.2 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth.
Cost of Sales
Cost of sales increased $383.7 million in the first nine months of 2022 and primarily reflected the impact of higher net sales. Cost of sales as a percentage of net sales for the nine months of 2022 decreased to 57.6%, compared with 60.0%. The lower cost of sales percentage in 2022 primarily reflects the impact of the FLIR acquisition, with non-cash inventory step-up expense related to FLIR of $58.6 million for the first nine months of 2021, and no comparable amount recorded in the first nine months of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development, increased by $93.2 million in the first nine months of 2022 and primarily reflected the impact of higher net sales, partially offset by $101.9 million in 2021 for acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Selling, general and administrative expenses for the first nine months of 2022, as a percentage of net sales, decreased to 21.3% compared with 23.7%. In the first nine months of 2022 and 2021, we recorded a total of $11.6 million and $13.6 million, respectively, in stock option compensation expense.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first nine months of 2022 was $153.8 million, compared with $97.9 million. The first nine months of 2022 includes $127.4 million in acquired intangible asset amortization from the FLIR acquisition compared with $68.4 million in the first nine months of 2021 due to the timing of the FLIR acquisition midway through the second quarter of 2021.

Pension Service Expense
Pension service expense for the first nine months of 2022 was $6.5 million compared with $8.0 million.
Operating Income
Operating income for the first nine months of 2022 increased 62.7%. The first nine months of 2022 compared with the first nine months of 2021, reflected higher operating income in each segment other than the Engineered Systems segment. Corporate expense was $46.6 million in the first nine months of 2022 compared with $119.3 million, and the 2021 amount included $76.7 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The incremental operating income included in the results for the first nine months of 2022 from the FLIR acquisition was $67.7 million.
Interest Expense, Debt Extinguishment, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $66.8 million for the first nine months of 2022, compared with $67.3 million. During the first nine months of 2022, Teledyne repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt. During the first nine months of 2021 and in connection with acquisition of FLIR, Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million. Other income and expense was income of $5.2 million for the first nine months of 2022 compared with income of $4.4 million.
Income Taxes
The Company’s effective income tax rate for the first nine months of 2022 was 14.3% compared with 21.5%. The first nine months of 2022 reflected $57.8 million in net discrete income tax benefits, which included $49.1 million of net discrete income tax benefits primarily related to the resolution of certain FLIR tax reserves and an $8.7 million income benefit related to share-based accounting. The first nine months of 2021 reflected $8.5 million in net discrete income tax benefits, which included a $9.9 million income benefit related to share-based accounting, a $5.3 million income tax benefit related to the release of a valuation allowance and an income tax benefit of $4.9 million primarily related to research and development and foreign tax credits, partially offset by $11.5 million expense related to foreign tax rate changes. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.1% for the first nine months of 2022 and 23.9% for the first nine months of 2021.
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

Digital Imaging (a)

	Third Quarter		Nine Months
(dollars in millions)	2022	2021 (a)	2022	2021 (a)
Net sales	$777.9	$760.6	$2,304.2	$1,603.4
Cost of sales	$430.1	$449.3	$1,269.6	$931.8
Selling, general and administrative expenses	$169.4	$166.3	$527.7	$358.0
Acquired intangible asset amortization	$44.7	$50.1	$139.6	$82.1
Operating income	$133.7	$94.9	$367.3	$231.5
Cost of sales as a % of net sales	55.3%	59.1%	55.1%	58.2%
Selling, general and administrative expenses as a % of net sales	21.8%	21.9%	22.9%	22.3%
Acquired intangible asset amortization as a % of net sales	5.7%	6.5%	6.1%	5.1%
Operating income as a % of net sales	17.2%	12.5%	15.9%	14.4%
(a)    On May 14, 2021, the Company completed the acquisition of FLIR, and the financial results of FLIR have been included since the date of the acquisition.
Third quarter of 2022 compared with the third quarter of 2021
The Digital Imaging segment’s third quarter of 2022 net sales increased 2.3%. Operating income for the third quarter of 2022 increased 40.9%.
The third quarter of 2022 net sales increase primarily resulted from greater sales of industrial and scientific sensors and cameras, X-ray products, and commercial infrared imaging solutions, partially offset by lower sales of surveillance systems for defense applications. The third quarter of 2021 included $35.2 million in FLIR inventory step-up expense. Acquired intangible asset amortization expense for the third quarter of 2022 was $44.7 million, compared with $50.1 million. Excluding these expenses, the remaining operating income impact declined slightly during the quarter.
The third quarter of 2022 cost of sales decreased $19.2 million and primarily reflected the decrease in FLIR inventory step-up expense partially offset by higher sales. The cost of sales percentage decreased to 55.3% in the third quarter of 2022 from 59.1%. Third quarter 2022 selling, general and administrative expenses increased $3.1 million and primarily reflected the impact of higher net sales. The selling, general and administrative expense percentage was 21.8% in the third quarter of 2022 as compared to 21.9%.
First nine months of 2022 compared with the first nine months of 2021
The Digital Imaging segment’s first nine months of 2022 net sales increased 43.7%. Operating income for the first nine months of 2022 increased 58.7%.
The first nine months of 2022 net sales included $620.2 million incremental net sales from the FLIR acquisition as well as organic sales growth from industrial and scientific sensors and cameras and X-Ray products. The first nine months of 2021 included $84.1 million of acquisition-related transaction and purchase accounting expenses related to FLIR which included $25.5 million of integration-related costs and $58.6 million in inventory step-up expense. Acquired intangible asset amortization expense for the first nine months of 2022 increased to $139.6 million compared with $82.1 million due to the timing of the FLIR acquisition midway through the second quarter of 2021. The incremental operating income included in the results for the first nine months of 2022 from the FLIR acquisition was $67.7 million. The increase in operating income also reflected the impact of organic sales growth during the period.
The first nine months of 2022 cost of sales increased $337.8 million and primarily reflected the impact of higher sales. The cost of sales percentage in 2022 decreased to 55.1%, compared with 58.2%. The 2021 cost of sales amount included $58.6 million in inventory step-up expense related to the acquisition of FLIR, and no comparable amount occurred in 2022. Selling, general and administrative expenses increased $169.7 million in the first nine months of 2022 and reflected the impact of higher net sales, partially offset by acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition in 2021. The selling, general and administrative expense percentage increased to 22.9% in the first nine months of 2022 from 22.3% and primarily reflects the impact of higher research and development expense for FLIR as a percentage of net sales.

Instrumentation

	Third Quarter		Nine Months
(dollars in millions)	2022	2021	2022	2021
Net sales	$306.4	$287.1	$927.8	$864.7
Cost of sales	$163.2	$150.7	$494.0	$460.0
Selling, general and administrative expenses	$68.1	$68.4	$203.9	$202.5
Acquired intangible asset amortization	$4.0	$5.0	$13.6	$15.2
Operating income	$71.1	$63.0	$216.3	$187.0
Cost of sales as a % of net sales	53.3%	52.5%	53.2%	53.2%
Selling, general and administrative expenses as a % of net sales	22.2%	23.8%	22.0%	23.4%
Acquired intangible asset amortization as a % of net sales	1.3%	1.8%	1.5%	1.8%
Operating income as a % of net sales	23.2%	21.9%	23.3%	21.6%
Third quarter of 2022 compared with the third quarter of 2021
The Instrumentation segment’s third quarter of 2022 net sales increased 6.7%. Operating income for the third quarter of 2022 increased 12.9%.
The third quarter of 2022 net sales increase resulted from higher sales across all product lines. Sales of test and measurement instrumentation increased $7.2 million, sales of environmental instrumentation increased $6.8 million and sales of marine instrumentation increased $5.3 million, respectively. The increase in operating income primarily reflected the impact of higher sales and favorable product mix.
The third quarter of 2022 cost of sales increased $12.5 million. The cost of sales percentage increased to 53.3% in the third quarter of 2022 from 52.5%. Third quarter 2022 selling, general and administrative expenses decreased $0.3 million. The selling, general and administrative expense percentage decreased to 22.2% in the third quarter of 2022 from 23.8%.
First nine months of 2022 compared with the first nine months of 2021
The Instrumentation segment’s first nine months of 2022 net sales increased 7.3%. Operating income for the first nine months of 2022 increased 15.7%. The first nine months of 2022 net sales increase resulted from higher sales across all product lines.

Sales of test and measurement instrumentation increased $28.8 million, sales of marine instrumentation increased $25.6 million, and sales of environmental instrumentation increased $8.7 million. The increase in operating income the first nine months of 2022 reflected the impact of higher sales.
The first nine months of 2022 cost of sales increased by $34.0 million and primarily reflected the impact of higher sales. The cost of sales percentage was 53.2% for both nine month periods. The first nine months of 2022 selling, general and administrative expenses increased by $1.4 million. The selling, general and administrative expense percentage decreased to 22.0% in the first nine months of 2022 from 23.4%.

Aerospace and Defense Electronics

	Third Quarter		Nine Months
(dollars in millions)	2022	2021	2022	2021
Net sales	$169.5	$161.8	$504.5	$465.4
Cost of sales	$101.2	$103.1	$307.4	$302.6
Selling, general and administrative expenses	$23.8	$22.6	$65.2	$69.6
Acquired intangible asset amortization	$0.2	$0.2	$0.6	$0.6
Operating income	$44.3	$35.9	$131.3	$92.6
Cost of sales as a % of net sales	59.7%	63.7%	60.9%	65.0%
Selling, general and administrative expenses as a % of net sales	14.0%	14.0%	12.9%	15.0%
Acquired intangible asset amortization as a % of net sales	0.1%	0.1%	0.1%	0.1%
Operating income as a % of net sales	26.2%	22.2%	26.1%	19.9%
Third quarter of 2022 compared with the third quarter of 2021
The Aerospace and Defense Electronics segment’s third quarter of 2022 net sales increased 4.8%. Operating income for the third quarter of 2022 increased 23.4%.
The third quarter of 2022 net sales increase reflected a $6.9 million increase for aerospace electronics and a $0.8 million increase for defense electronics. Operating income in the third quarter of 2022 reflected the impact of higher sales of aerospace electronics and improved margins across most product categories.
The third quarter of 2022 cost of sales decreased $1.9 million and reflected the impact of improved product margins across most product categories. The cost of sales percentage decreased to 59.7% for the third quarter of 2022 from 63.7%. Selling, general and administrative expenses, including research and development expense, increased to $23.8 million in the third quarter of 2022 from $22.6 million and reflected higher research and development expense. The selling, general and administrative expense percentage was 14.0% in both third quarter.
First nine months of 2022 compared with the first nine months of 2021
The Aerospace and Defense Electronics segment’s first nine months of 2022 net sales increased 8.4%. Operating income for the first nine months of 2022 increased 41.8%.
The first nine months of 2022 net sales reflected $33.0 million of higher sales for aerospace electronics and $6.1 million of higher sales for defense electronics. The increase in operating income in the first nine months of 2022 primarily reflected the impact of higher sales and favorable product mix, primarily driven by stronger sales of aerospace electronics.
The first nine months of 2022 cost of sales increased by $4.8 million and reflected the impact of higher sales. Cost of sales as a percentage of sales for the first nine months of 2022 decreased to 60.9% from 65.0% and reflected favorable product mix. Selling, general and administrative expenses, including research and development expense, decreased to $65.2 million in the first nine months of 2022, compared with $69.6 million for the first nine months of 2021, and reflected $4.3 million of lower research and development expense. The selling, general and administrative expense percentage decreased to 12.9% in the first nine months of 2022, compared with 15.0% and reflected the impact of lower research and development expense and higher sales.

Engineered Systems

	Third Quarter		Nine Months
(dollars in millions)	2022	2021	2022	2021
Net sales	$109.8	$102.4	$303.9	$305.1
Cost of sales	$91.3	$84.6	$256.0	$248.9
Selling, general and administrative expenses	$6.6	$6.3	$18.0	$18.8
Operating income	$11.9	$11.5	$29.9	$37.4
Cost of sales as a % of net sales	83.2%	82.6%	84.2%	81.6%
Selling, general and administrative expenses as a % of net sales	6.0%	6.2%	6.0%	6.1%
Operating income as a % of net sales	10.8%	11.2%	9.8%	12.3%
Third quarter of 2022 compared with the third quarter of 2021
The Engineered Systems segment’s third quarter of 2022 net sales increased 7.2%. Operating income for the third quarter of 2022 increased 3.5%.
The third quarter of 2022 net sales primarily reflected higher sales of $5.1 million for engineered products and higher sales of $2.3 million for energy systems. The higher sales for engineered products primarily reflected increased sales from electronic manufacturing services products, partially offset by lower sales from marine, space, and other manufacturing programs. Operating income in the third quarter of 2022 primarily reflected the impact of increased sales.
The third quarter of 2022 cost of sales increased $6.7 million. The cost of sales percentage increased to 83.2% for the third quarter of 2022 from 82.6%. Selling, general and administrative expense was $6.6 million for the third quarter of 2022 compared with $6.3 million. The selling, general and administrative expense percentage for the third quarter of 2022 was 6.0% compared with 6.2%.
First nine months of 2022 compared with the first nine months of 2021
The Engineered Systems segment’s first nine months of 2022 net sales decreased 0.4%. Operating income for the first nine months of 2022 decreased 20.1%.
The first nine months of 2022 net sales reflected lower net sales of $5.2 million for turbine engines, partially offset by higher sales of $3.4 million for energy systems and $0.6 million of higher sales of engineered products. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021. Operating income in the first nine months of 2022 reflected the impact of lower sales, including no sales of higher margin turbine engines and lower margins for electronic manufacturing services products.
The first nine months of 2022 cost of sales increased by $7.1 million and primarily reflected the impact of higher cost of sales for electronic manufacturing services. Cost of sales as a percentage of sales for the first nine months of 2022 increased to 84.2% from 81.6%. Selling, general and administrative expenses, including research and development expense, decreased to $18.0 million for the first nine months of 2022, compared with $18.8 million for the first nine months of 2021. The selling, general and administrative expense percentage decreased to 6.0% for the first nine months of 2022 compared with 6.1%.
Financial Condition, Liquidity and Capital Resources
Net cash provided by operating activities was $249.1 million for the first nine months of 2022, compared with $529.0 million. The first nine months of 2022 included a payment of $296.4 million to the Swedish Tax Authority, related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary in Sweden. The first nine months of 2022 also reflected investments in inventories, semi-annual interest payments and higher cash income tax payments compared to 2021, partially offset by stronger trade receivable collections and higher net income in 2022.
Net cash used in investing activities was $63.9 million for the first nine months of 2022, compared with $3,790.4 million, as the first nine months of 2021 included the acquisition of FLIR. Capital expenditures for the first nine months of 2022 and 2021 were $58.5 million and $67.6 million, respectively.
Net cash used in financing activities was $115.2 million for the first nine months of 2022, compared with net cash provided by financing activities of $3,147.3 million. During the first nine months of 2022, the Company made $110.0 million of floating rate debt payments which reduced its term loan due May 2026. In addition, during the first nine months of 2022, the Company repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt. During the first nine months of 2022, the Company terminated and re-designated certain cross-currency swaps, receiving $47.8 million of cash which is primarily included in cash provided by financing activities. The first nine months of 2021 included the proceeds of debt incurred to fund the cash portion of the then pending FLIR acquisition. Proceeds from the exercise of stock options were $18.4 million for the first nine months of 2022 compared with $21.4 million for the first nine months of 2021.

Total debt at October 2, 2022 was $3,918.4 million compared with $4,099.4 million at January 2, 2022. At October 2, 2022, $1,004.0 million was available under the $1.15 billion credit facility, after reductions of $125.0 million in borrowings and $21.4 million in outstanding letters of credit.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. It is anticipated that cash on hand, operating cash flow, together with available borrowings under the $1.15 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may raise additional capital. We currently expect to spend approximately $90 million for capital expenditures in 2022, of which $58.5 million has been spent in the first nine months of 2022. No cash pension contributions have been made since 2013 or are planned for the remainder of 2022 for the domestic qualified pension plans.
Our bank credit agreements, which includes our $1.15 billion Credit Facility expiring March 2026, our $245.0 million term loan due May 2026 and our $150.0 million term loan due October 2024, require Teledyne to comply with various financial and operating covenants. At October 2, 2022, the Company was in compliance with these covenants.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. The Company repurchased and retired $75.0 million of its Fixed Rate Senior Notes during the first nine months of 2022.
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
Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including ongoing challenges and uncertainties posed by the COVID pandemic for businesses and governments around the world, including production, supply, contractual and other disruptions, such as COVID related lockdowns, facility closures, furloughs and travel restrictions; the inability to achieve operating synergies with respect to the FLIR acquisition; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID pandemic, inflation, rising interest costs, and economic conditions; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs, including recent Chinese export controls announced by the U.S. Commerce Department on advanced computing and semiconductor manufacturing items; the continuing review and resolution of FLIR’s export and tax matters; escalating economic and diplomatic tension between China and the United States; threats to the security of our confidential and proprietary information, including cybersecurity threats; and natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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
Foreign Currency Exchange Rate Risk
Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at October 2, 2022 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $17.2 million. A hypothetical 10 percent price change in the U.S. dollar from its value at October 2, 2022 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $2.3 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $1.15 billion credit facility and our $245.0 million term loan. As of October 2, 2022, we had no outstanding borrowings under our floating rate credit facility not subject to existing interest rate swap agreements and $245.0 million outstanding under our floating rate term loan. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.5 million, assuming the $245.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at October 2, 2022 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $28.4 million. A hypothetical 10 percent increase in the U.S. interest rates at October 2, 2022 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $0.4 million, while a 10 percent decrease would result in a decrease in its fair value of $0.4 million.

Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of October 2, 2022, are effective at the reasonable assurance level.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 1, 2022	By:	/s/ Susan L. Main
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