Form 10-K
period 2023-01-01
TELEDYNE TECHNOLOGIES INC
filed 2023-02-24
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 1, 2022, the aggregate market value of Common Stock (based upon closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $17.3 billion.
At February 17, 2023, there were 46,995,252 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company”, “Teledyne”, "we", "our" or "us". For a discussion of risk factors and uncertainties associated with Teledyne and any forward-looking statements made by us, see the discussion beginning on page 6 of this Annual Report on Form 10-K. In this document, for any references to Note 1 through Note 18, refer to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

i

PART I

Item 1.	Business
Who We Are
Teledyne Technologies Incorporated is a Delaware corporation that became an independent public company effective November 29, 1999. We provide enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include factory automation and condition monitoring, aerospace and defense, air and water quality environmental monitoring, electronics design and development, medical imaging and pharmaceutical research, oceanographic research, and deepwater energy exploration and production. Following the 2021 acquisition of FLIR Systems, Inc. (“FLIR”), we further evolved into a global sensing and decision-support technology company, providing specialty sensors, cameras, instrumentation, algorithms and software across the electromagnetic spectrum, as well as unmanned systems, in the subsea, land and air domains. We differentiate ourselves from many of our direct competitors by having a customer- and Company-sponsored applied research center that augments our product development expertise. We believe our technological capabilities, innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Form 10-K.
Recent Developments
Consistent with our strategy, we completed two acquisitions in 2022 and one acquisition in 2021. Our May 2021 acquisition of FLIR was our largest acquisition to date. The financial results of these acquisitions have been included since the respective date of each acquisition. All acquisitions in 2022 and 2021 were part of the Digital Imaging segment. See Note 3 for additional information about our recent acquisitions. As discussed in Note 18, we have completed one acquisition in early 2023, which is part of the Digital Imaging segment.
Our Business Segments
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Additional financial information about our business segments can be found in Note 4.

	Percentage of Total Net Sales
Segment contribution to total net sales:	2022	2021	2020
Digital Imaging	57%	52%	32%
Instrumentation	23%	25%	35%
Aerospace and Defense Electronics	12%	14%	19%
Engineered Systems	8%	9%	14%
	100%	100%	100%
Digital Imaging Segment
Our Digital Imaging segment includes high-performance sensors, cameras, and systems, within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, scientific, government, space, defense, security and medical applications, among others. We also produce and provide manufacturing services for micro electromechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters, as well as unmanned aerial and ground systems. This segment also includes our sponsored and centralized research laboratories.
Through this segment, we provide visible spectrum sensors and digital cameras for industrial machine vision and automated quality control, as well as for medical, research and scientific applications. We provide a range of cooled and uncooled infrared or thermal products, including sensors, camera cores and camera systems based on long wave infrared, mid-wave infrared, and short wave infrared technologies. Products and applications include space-based imaging, factory condition monitoring, optical and acoustic-based gas leak detection, laboratory research and maritime thermal imaging. We develop high-resolution, low-dose X-ray sensors as well as high-power microwave and high-energy X-ray subsystems for medical, dental and industrial applications. We also provide instruments for the measurement of physical properties and other maritime products for recreational and commercial customers globally.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne.
For defense applications, we also develop and manufacture multi-spectrum electro-optic/infrared imaging systems and associated products such as lasers, optics, and radars, CBRNE ("Chemical, Biological, Radiological, Nuclear and Explosive detectors") and unmanned air and ground systems. These sensors and instruments can be deployed as integrated solutions and with advanced target detection, identification and classification capabilities. We provide solutions for threat protection, military maneuver and force protection, border controls and homeland security, law enforcement, public safety, and commercial applications worldwide.

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
We also manufacture and provide complementary laboratory instrumentation including through laboratory automation and sample introduction systems that automate the preparation and concentration of organic samples.
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
Test and Measurement Instrumentation
We believe our test and measurement products provide unique, world-class capabilities that enable the designers of complex electronic systems in many industry sectors to bring their products to market reliably and quickly. Our customers use our equipment in the design, development, manufacture, installation, deployment and operation of electronics equipment in a broad range of industries, including aerospace and defense, internet infrastructure, automotive, industrial, computer and semiconductor, consumer electronics mobile and power electronics.
We develop, manufacture, sell and license high-performance oscilloscopes, high-speed protocol analyzers, and related test and measurement solutions for a wide range of industries. Our oscilloscopes are used by designers and engineers to measure and analyze complex electronic signals to develop high-performance systems, validate high data-rate communication interfaces, qualify their electronic designs, and improve time-to-market. We also make high-speed, high-resolution modular analog-to-digital conversion systems for applications, including test and measurement, scientific instruments, medical imaging, and distributed sensing systems.
Design and test engineers use our protocol analysis solutions to monitor accurately and reliably high data-rate communication interfaces and diagnose operational problems in a wide range of systems and devices to ensure that they comply with industry standards, including in the areas of cloud computing, storage and networks. Our leadership in USB and video technologies provides a unique base to service the mobile, internet of things, automotive and consumer electronics test markets. We also produce protocol validation and test tools for high-performance solid-state storage devices used in both enterprise-grade data centers and in consumer computing applications. Our recently introduced interposers and software options allow engineers to get a complete picture when testing the PCI Express interface standard by enabling a link between an oscilloscope and a protocol analyzer.

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
Our core business base includes National Aeronautics and Space Administration (“NASA”), the U.S. Department of Defense, the U.S. Department of Energy, foreign militaries and commercial customers. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021.
Customers
We have a large number of customers in the various industries we serve. No commercial customer in 2022 or 2021 accounted for more than 10% of net sales for any of our segments or for the total Company.
Total sales to international customers were $2,586.0 million in 2022 and $2,147.9 million in 2021. Of these sales to international customers, our businesses in the United States accounted for $837.9 million in 2022 and $723.9 million in 2021. There were no sales to individual countries outside of the United States in excess of 10% of the Company’s sales.
In both 2022 and 2021, we sold products to customers in over 100 foreign countries. Approximately 90% of our net sales to international customers during 2022 were made to customers in 30 foreign countries. In 2022, the top five countries for sales to international customers, ranked by net sales, were China, Germany, Japan, the United Kingdom and France and represented approximately 20% of our total net sales.
Approximately 25% and 26% of our total net sales in 2022 and 2021, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

U.S. Government sales by segment:	2022	2021	2020
Digital Imaging	$619.1	$515.9	$120.9
Instrumentation	108.1	91.6	80.6
Aerospace and Defense Electronics	266.3	227.2	229.9
Engineered Systems	366.4	358.4	386.8
Total U.S. Government sales	$1,359.9	$1,193.1	$818.2
Our principal U.S. Government customer is the U.S. Department of Defense, which totaled $1,065.1 million and $876.6 million of our total net sales for 2022 and 2021, respectively. With the exception of the Engineered Systems segment, no U.S Government program in 2022 or 2021 accounted for more than 10% of net sales for any of our segments or for the total Company. In 2022 and 2021, the largest program with the U.S. Government within the Engineered Systems segment was the Mission Operations and Integration (“MO&I”) contract with the NASA Marshall Space Flight Center, which represented approximately 11% of Engineered Systems net sales in both 2022 and 2021.
As described in greater detail under Item 1A. Risk Factors, there are risks associated with doing business with the U.S. Government. In 2022, approximately 80% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 76% in 2021, with the remaining U.S. Government contracts related to cost-reimbursable contracts ("cost-type"). Under fixed-price type contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we can recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. During 2022 and 2021, contracts terminated by the U.S. Government have not materially impacted our results of operations.

Many of our government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions.
Raw Materials and Suppliers
Most raw materials used in our operations are readily available; however, during 2022, we experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. While the current supply chain constraints have not materially affected our business, we have implemented short-term and long-term supplier actions to reduce disruptions and prioritize mitigation. Some raw materials are purchased from a limited set of suppliers, including international sources, due to technical capability, price, and other factors. We leverage our existing supplier relationships and are not dependent on any one supplier for a material amount of our purchases. Prices of certain key raw materials and electronic components have fluctuated in the past and are expected to fluctuate in the future. We mitigate raw material cost increases primarily with long-term supply agreements and customer price increases. We expect inflationary and supply chain constraint trends to continue in 2023. However, we believe our short-term and long-term supplier actions position us well to mitigate and reduce the impact these factors may have on our businesses.
Marketing
Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships. Given the technical nature of our products, we conduct our marketing activities through a direct internal sales force as well as third-party sales representatives. Several Teledyne businesses, including across our segments, have been marketing and selling products collaboratively to similar customers.
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
Environment and Other Government Regulations
Information with respect to environmental matters is set forth under “Other Matters – Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 17. No material capital expenditures relating to environmental or other government regulatory compliance are presently anticipated.
Sustainability
Teledyne continues to focus on developing solutions to address sustainability and climate challenges facing humanity today. Many of our products directly support sustainability and climate challenges. We provide a broad range of precision measurement technologies for environmental monitoring and climate research. Our sensors and instruments are deployed everywhere: in space, on aircraft and drones, on land, on the sea surface, in the water column, and on the seafloor. They operate around the clock, measuring greenhouse gases from space, precisely monitoring air and water quality throughout the world, and continuously profiling the Earth’s oceans. Applications of our instruments provide scientists information that spans time from the origin of the universe to providing real-time data regarding air pollution and dangerous storms, such as time-critical warning of hurricanes and tsunamis.
Recently, the prominence and importance of sustainability and Environmental, Social and Governance (“ESG”) initiatives have dramatically increased. In November 2022, we published our second Corporate Social Responsibility (“CSR”) report, in which we disclose and highlight some of Teledyne’s most recent efforts focused on sustainability and ESG. The CSR report, which is not incorporated by reference in this document, is available at the Corporate Social Responsibility link on our website at www.teledyne.com under the tab “Who We Are”. The CSR Report includes data on Teledyne’s combined direct emissions (“Scope 1”) and indirect emissions from purchased energy (“Scope 2”), workplace safety, water usage, waste generation and recycling and workplace demographics.
In 2021, we compiled the first global inventory of our greenhouse gas (“GHG”) emissions (starting with fiscal year 2020) and have developed a GHG monitoring and management plan. We have set a goal to reduce our combined Scope 1 and Scope 2 in company operations, normalized for revenue, by 40% from 2020 levels by the end of 2040. Going forward, we will continue to evaluate our emission reduction goals, while at the same time providing the tools and technologies enabling environmental science and climatology across the globe. More information about our carbon footprint and GHG emission reduction efforts and goals, and the contributions that Teledyne products make to carbon monitoring and environmental and climate science, can be found in our CSR report.
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
Human Capital
We consider our relations with our employees to be good. At January 1, 2023, our total workforce consisted of approximately 14,700 employees in more than 37 countries. Workforce demographics for various regions are provided below:

				Gender (Self-Reported)
	Percent of Total Employees	Average Age	Average Years of Service	Male	Female	Not Specified
Americas	69%	48.8	9.9	62%	32%	6%
Europe, the Middle East and Africa	28%	43.2	10.0	59%	24%	17%
Asia-Pacific Region	3%	41.1	7.8	52%	23%	25%
We have a stable and long-tenured workforce. In 2022, our voluntary employee turnover (excluding reductions in force) was approximately 12%. As of January 1, 2023, the average years of service of our employees was approximately 10 years.
Equality, Diversity and Inclusion
Employees are vital to the success of our innovation-driven growth strategy. We are focused on attracting, developing, and retaining employees through competitive compensation and benefits, workforce and management development, diversity and inclusion initiatives, succession planning, corporate culture and leadership quality.
Teledyne has a Corporate-led committee to oversee our equality, diversity and inclusion efforts. We are committed to building a more diverse and inclusive workplace, and we actively monitor diversity metrics on a global basis.
We regularly review our policies, processes and practices to ensure that they promote inclusivity for all applicants and employees. We continue to focus on several activities and initiatives to actively increase diverse representation and progression within our company. Various initiatives include developing relationships with universities with higher underrepresentation, creating diverse talent pools, and increasing networking and referrals with diverse professional organizations. We advertise vacancies and strive to recruit the best possible candidate for each role.
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
Talent Development
We are committed to identifying and developing the talents of our next generation of leaders. On an annual basis, we conduct an organization and leadership review for all segment, business unit, and function leaders, focusing on our high performing and high potential talent, diversity and succession for our most critical roles. From this review, individualized development and retention programs are implemented or revised as needed. We also provide additional opportunities for our existing employees to enhance their careers. We invest in employee skills development in various ways, including through educational expense reimbursement. Specialized training in a job-related field gives employees new skills and a strong foundation of knowledge that can serve them throughout their career and that may allow them to progress to more responsible positions at Teledyne. Our employees have access to Teledyne University, a learning platform. The database of courses, webinars, and certification programs has hundreds of targeted training programs on management, technical competencies, soft skills development, and compliance.
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
Risk Factors
The following discussion sets forth the material risk factors that could affect Teledyne’s financial condition and operations. You should not consider any descriptions of these factors to be a complete set of all potential risks that could affect
Teledyne. Any of the risk factors discussed below could by itself, or combined with other factors, materially and adversely affect our business, results of operations, financial condition, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings.
Risks related to our indebtedness
Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of January 1, 2023, we had $3,425.0 million total outstanding indebtedness in senior notes, $395.0 million in term loans and $125.0 million outstanding under our $1,150.0 million floating rate credit facility. Teledyne incurred a significant amount of indebtedness in connection with the financing of the acquisition of FLIR. We also incurred additional indebtedness through the assumption of FLIR’s existing senior notes. The use of indebtedness to finance the acquisition reduced our liquidity and caused us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operating activities and capital expenditure needs or to pursue other potential strategic plans. The agreements we entered into with respect to our indebtedness, including the agreements we entered into to finance the FLIR acquisition and in connection with the assumption of FLIR’s existing senior notes, contain negative covenants, that, subject to certain exceptions, include limitations on indebtedness related to our bank term loans and credit facility, liens, dispositions, investments and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. The indebtedness and these negative covenants may also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, reducing the funds available to make acquisitions or capital expenditures, reducing our flexibility in planning for or reacting to changes in our business or market conditions, and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. Our indebtedness also exposes us to interest rate risk since a portion of our debt obligations are at variable rates.
We may not be able to service our debt obligations.
Our ability to meet our interest expense and debt service obligations will depend on our future performance, including the cash we generate from operating activities, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results.

The credit rating of Teledyne could be downgraded, which may increase borrowing costs.
The credit ratings of Teledyne’s debt could be subject to a downgrade below investment grade. If a ratings downgrade were to occur, we could experience higher borrowing costs in the future and more restrictive debt covenants, which would reduce profitability and diminish operational flexibility. A ratings downgrade could also limit our access to certain sources of debt financing.
Risks Related to our Business and Industry
Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.
Our growth strategy includes acquisitions. In 2022 and 2021, we expended $92.6 million in cash and $8.1 billion in cash and stock, respectively, relating to acquisitions and other investments. Acquisitions involve various inherent risks, such as:
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
•new and proposed regulations limiting the enforcement of noncompetition and nonsolicitation agreements; and
•production delays associated with consolidating acquired facilities and manufacturing operations.
While we conduct financial and other due diligence in connection with our acquisitions and generally seek some form of protection, such as indemnification from the seller, insurance coverage, and sometimes placing a portion of the purchase price in escrow to cover potential liabilities, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities, insurance or escrow arrangements may not fully cover such matters. Acquisitions of public companies, such as our acquisition of FLIR, typically do not include post-closing indemnities or escrows.
In connection with our acquisitions, including those acquisitions that we do not complete, we may incur significant transaction costs. We are required to expense such transaction costs as incurred, which may have a material adverse impact on our financial results.
We are experiencing component and raw material shortages due to worldwide supply chain constraints that impact our ability to manufacture and ship all the product for which we have demand.
Our business is being impacted by interruptions in the supply chain, due in part to the COVID pandemic, a resumption of strong worldwide demand for electronic products and components across a number of end markets, and interruption in supplier operations. As a result, we are experiencing delays in delivery and shortages of certain components and raw materials needed for many of the products we manufacture, particularly certain types of semiconductors, integrated circuits, silicon wafers, specialized raw materials and chemicals, adhesives, engineered plastics and electronic components. In some cases, we have had to commit to additional orders or longer-term contracts from suppliers to secure needed components and materials. We expect these delays and shortages to improve in 2023; however, there is still risk and uncertainty with respect to the timing of recovery. A limited or delayed recovery could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.
Increased prices for components and raw materials used in our products and higher labor and shipping costs could adversely impact our profitability.
Supply chain constraints and inflation have resulted in sustained increases in the prices we pay for many of the components and raw materials used in our products. In addition, we are experiencing higher labor costs due to increased competition for personnel in many regions in which we operate as well as general inflationary conditions, and higher shipping costs due to labor and vehicle shortages and rising energy prices. We expect inflationary pressures to persist in 2023. In response to higher costs, we have in some cases raised prices of our products, which could put these products at a competitive disadvantage. In other cases, we may be unable to adjust our product pricing to reflect such higher costs. If we are unable to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly over a sustained period of time.
Escalating global trade tensions, especially between the U.S. and China, the conflict between Russia and Ukraine, and the adoption or expansion of tariffs and trade restrictions could negatively impact us.
Our sales to China-based customers represented approximately 5.4% and 5.6% of total revenues in 2022 and 2021, respectively. Any tariffs or other trade restrictions affecting the import of products from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on our results of operations.
Starting in 2018, the U.S. Government imposed tariffs on a wide range of goods imported from China, and China has retaliated by placing tariffs on various U.S. origin goods. While both countries signed a preliminary trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods.
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
Additionally, recent export restrictions have had a significant impact on business as well. A number of well-established customers and suppliers have become listed on government restricted party lists. In particular, U.S. export enforcement agencies have placed several Chinese companies and many of their international subsidiaries on such lists, prohibiting the export to them of most commercial and dual-use items subject to the Export Administration Regulations. Furthermore, the U.S. has imposed certain sectoral sanctions to limit Chinese development and manufacturing of semiconductor and supercomputer technology and have imposed comprehensive restrictions of both U.S.-origin items as well as non-U.S. items manufactured from U.S.-origin equipment. These and other tariffs and trade restrictions could result in revenue reduction, price increases on material used in our products or production delays, which could adversely affect our business, financial condition, operational results and cash flows.
Sanctions on Russia imposed by multiple countries and related Teledyne policies have led to a comprehensive ban on commercial activity with that market. The continuing conflict between Russia and Ukraine could lead to further disruption, instability and volatility in global markets and industries that could negatively impact our operations. Energy market disruptions and shortages caused by the war could result in the shutdown of or slowdowns at our manufacturing facilities, particularly those located in Europe, and may result in substantial increases in the cost of energy. The U.S. government and other governments in jurisdictions in which we operate have imposed severe sanctions and export controls against Russia and Russian interests and threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is currently unknown and they could adversely affect our business, supply chain, partners or customers.
A possible recession in the U.S. or globally, continued economic slowdown in China, and higher interest rates may adversely affect us.
If another global recession emerges, or if economic growth in China continues to slow, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers. Economic growth in China had slowed due to lockdowns implemented as part of the COVID pandemic. With the lifting of these lockdowns by China in December 2022, COVID has begun to spread rapidly, causing additional disruptions to our customers and suppliers located in China. Continued growth in many of our businesses, including those in our Environmental Instrumentation group, could be negatively impacted if another economic downturn occurs in China.
We develop and manufacture products for customers in the energy exploration and production markets, domestic and international commercial aerospace markets, the semiconductor industry, and the consumer electronics, telecommunications and automotive industries; each of which has been cyclical, exhibited rapid changes and suffered from fluctuating market demands. A cyclical downturn in these markets may materially affect future operating results. We also face risk that our addressable market for retrofit products will shrink further as airlines retire a significant number of aircraft in order to replace them with newer, more fuel-efficient planes.
In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and to customers in more mature industries that are sensitive to capacity constraints. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our revenues, profits or production levels. Reduced demand for mobile phones and other consumer electronics will result in lower sales of our cameras and sensors products in our Digital Imaging segment. Higher interest rates may reduce capital spending by our existing and potential customers. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted in the event of future reductions in global capital expenditures and manufacturing capacity, or as a result of global environmental sustainability efforts.

We are subject to the risks associated with international sales and international operations, and events in those countries could harm our business or results of operations.
In both 2022 and 2021, sales to customers outside the United States accounted for approximately 47% of total net sales. In both 2022 and 2021, we sold products to customers in over 100 foreign countries. In 2022, the top five countries for sales to international customers, ranked by net sales, were China, Germany, Japan, the United Kingdom and France and represented approximately 20% of our total net sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States to China and emerging markets such as India, Brazil and West Africa.
Risks associated with international sales and operations include, but are not limited to:
•political and economic instability, including the war between Ukraine and Russia and potential hostilities between China and Taiwan;
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
•changes in tax laws and tariffs;
•additional deterioration in U.S. - China and U.S. - Russia relations;
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
•currency exchange rate fluctuations; and
•challenges relating to managing a global workforce with diverse cultures, backgrounds and labor laws.
The impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations, or cash flows.
Certain international contracts may also include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and may provide for penalties if we fail to meet such requirements.
Currency exchange rate fluctuations may increase the cost of our products to international customers and therefore reduce our competitive position. In 2022, the value of the U.S. dollar rose dramatically and rapidly in comparison to many currencies in jurisdictions where we sell our products. In addition to making our products manufactured in the U.S. more expensive, a stronger dollar impacts the value of our foreign profits when translated back into dollars. Since we report our financials in U.S. dollars, volatility in the strength of the U.S. dollar could have a material impact on our reported earnings.
In June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. formally left the E.U. on January 31, 2020 and entered a transition period lasting until December 31, 2020 during which the U.K. remained in both the E.U. customs union and single market. That transition period has now ended and the E.U. and U.K. have entered into a Trade and Cooperation Agreement (“TCA”). The TCA ensures tariff-free and quota-free trade in goods between the E.U and the U.K. but also introduces certain non-tariff barriers to trade. In the medium- to long-term, the withdrawal of the U.K. from the E.U. may create further global economic uncertainty, which may adversely impact the economies of the U.K., the E.U. countries and other nations, may cause our current and future customers to reduce their spending on our products and services, and may cause certain E.U.-based customers to source products from businesses based outside of the U.K. Potential Brexit-related risks for our U.K.-based businesses also include increased import duties, loss of customers in the E.U., delays in the movement of goods between the U.K. and the E.U. and loss of access to the E.U. labor pool. Given our several U.K.-based businesses, volatility in the value of the British pound relative to the U.S. dollar, or other foreign currencies, could increase the cost of raw materials and components for our U.K.-based businesses and could otherwise adversely affect the business, operations and the financial condition of our U.K.-based businesses.
Our inability to attract and retain key personnel and labor shortages could have a material adverse effect on our future success.
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
We have experienced and may continue to experience temporary labor shortages as a result of the COVID pandemic due to personnel contracting the virus or needing to quarantine at home as a result of exposure to the virus, as well as due to restrictive measures implemented by governments around the world to help control the spread of the virus, including shelter in place or stay at home orders, school closures, orders that reduced the availability of public transportation and other measures. These impacts to our labor force resulting from a COVID pandemic resurgence could materially affect our ability to manufacture, ship or deliver our products, and in certain instances may result in higher wage costs, which could adversely impact our revenue and our results of operations
We also have a mature workforce. Some of our businesses, including our businesses in engineered systems as well as in traveling wave tube and integrated microwave module design and development, draw from a pool of specialized engineering talent that is small and, in some cases, currently shrinking. Some of our businesses have a need for employees with a certain level of security clearance, and competition for such employees has increased. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
Higher tax rates may harm our results of operations and cash flow.
Increases in the United States on the taxation of foreign income and expense may harm our results of operations and cash flow. The relative amount of income we earn in jurisdictions outside the U.S. could reduce our net income and increase our cash payments. Additionally, beginning in 2023, the U.S. has adopted a 15% corporate alternative minimum tax for certain large corporations. Teledyne does not expect to be subject to this tax in 2023; however, Teledyne is closely monitoring the potential impact of the U.S. corporate minimum tax. Many other jurisdictions are in the process of enacting corporate global 15% minimum tax rules, which could apply to Teledyne beginning in 2024. Teledyne is monitoring the potential impact of these foreign minimum tax rules. Increased tax due to corporate minimum taxes in the U.S. or in other jurisdictions could reduce our net income and increase our cash payments.
Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On January 1, 2023, Teledyne’s goodwill was $7,873.0 million and net acquired intangible assets were $2,440.6 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing the value over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
For additional discussion of business investments, goodwill and other long-lived assets, see the discussion under “Item 7. Management’s Discussion and Analysis of Operations and Financial Condition” and Note 3.
Our revenue from U.S. Government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed or that funding for new programs will not be available.
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 25% and 26% of our total net sales in 2022 and 2021, respectively. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. U.S. Government shutdowns have resulted in delays in anticipated contract awards and delayed payments of invoices for several of our businesses and any new shutdown could have similar or worse effects. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits. Rising inflation may result in a shift in U.S. defense spending between various programs based on priorities, which may result in a reduction or loss of expected revenues on programs in which we participate.
Also, defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the U.S. Presidential Administration for various defense and NASA programs could impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. Our Aerospace and Defense Electronics segment may be impacted by volume or price reductions in connection with the F-35 Joint Strike Fighter program, to the extent they are imposed. The timing of program cycles can affect our results of operations for a quarter or year, and cancellations of significant programs such as the International Space Station (“ISS”), Marshall Operations, Systems, Services, and Integration II ("MOSSI II"), the Shallow Water Combat Submersible (“SWCS”) or Advanced Aerodynamic and Instrumentation Features and Simulation ("A2IFS") would affect our results. In 2022 and 2021, the Mission Operations and Integration ("MO&I") contract represented more than 10% of net sales in the Engineered Systems segment. The MO&I contract ended December 2022 and was replaced with the MOSSI II contract, which was awarded to Teledyne Brown Engineering in September 2022 with an effective start date in January 2023 for the base two-year period. The remaining option years are proposed through 2030, but there is no guarantee the options will be awarded if the ISS support is cancelled. Of the total expected contract value, approximately 10% is dedicated to the Indefinite Delivery / Indefinite Quantity ("IDIQ") contract type. There is no guarantee this IDIQ portion will be fully funded. In 2021, we were awarded the A2IFS contract and received partial funding in 2022. We are currently uncertain how much additional funding will be provided for performance.
It is also not uncommon for the U.S. Department of Defense to delay the timing of awards or change orders for major programs for six to twelve months. These delays by the U.S. Government could impact our revenues. Delays in procurements, awards and modifications to contracts have negatively impacted revenue in 2022, primarily within our Engineered Systems segment. These delays are continuing in 2023 and may also impact future revenue. Uncertainty over budgets or priorities with the U.S. Presidential Administration could result in further delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues. U.S. Government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by limiting funding on existing programs. A significant shift in U.S. Government priorities related to programs and acquisition strategies could have a material impact to our financial results.
Further, most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. During 2022 and 2021, contracts terminated by the U.S. Government have not materially impacted our results of operations.
Our U.S. Government contracting business is subject to government contracting regulations, including increasingly complex regulations on cybersecurity, and our failure to comply with such laws and regulations could harm our operating results and prospects.
Our U.S. Government contracting businesses, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with applicable federal and state laws and regulations. More routinely, the U.S. Government may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed would need to be refunded. We have recorded contract revenues based upon costs we expect to realize after final audit. In a worst case scenario, should a business or division be charged with wrongdoing, or should the U.S. Government determine that the business or division is not a “presently responsible contractor,” that business or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges were proven or were to result in negotiated settlements. Routine audits by U.S. Government agencies of Teledyne’s various procurement and accounting systems have the potential to result in disapproval of the audited systems by the administrative contracting officer. Disapproval could significantly impact cash flow, as up to 10% may be withheld from payments, as well as significantly impact potential contract awards and increase audit oversight of individual contract proposals.

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
We also are required to procure certain materials and parts from supply sources approved by the U.S. Government. The inability of a supplier to meet our needs, the failure to obtain such approvals or the appearance of counterfeit parts in our products could have a material adverse effect on our financial position, results of operations or cash flows. Such failure or inclusion could result in claims under the False Claims Act, which could lead to civil and criminal penalties and disbarment of the applicable business unit from doing business with the U.S. Government, among other things. Risks associated with counterfeit parts could be exacerbated as a result of current supply chain shortages or due to parts becoming obsolete.
We generate revenue from companies in the oil and gas industry, especially the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices, which has in the past impacted and can impact in the future our financial results.
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
•the war between Russia and Ukraine, including the implementation of price controls on Russian oil exports and restrictions on oil and gas exports imposed by Russia;
•the ability of oil and gas companies to generate or raise funds for capital expenditures;
•domestic and foreign tax policy;
•laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions or the use of hydraulic fracturing;
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
In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Our research and development efforts primarily involve engineering and design related to improving existing products and developing new products and technologies in the same or similar fields. Our Teledyne Scientific Company subsidiary, which serves as our primary research center, has been actively promoting and funding joint research and development projects with other Teledyne businesses, including Teledyne Marine, Teledyne Defense Electronics, Teledyne Digital Imaging and our Test and Measurement businesses. The business of Teledyne e2v, for which the design and development of specialized technology for high performance systems and equipment is integral, also requires substantial investments in research and development.

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
Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. We have been experiencing increased competition for some of our key products. Furthermore, some of our patents have or are expiring, which could open up further competition. Additionally, some of our customers have been developing competing products or electing to vertically integrate and replace our products with their own. For example, Airbus is providing a wireless product, FOMAX, which competes directly with Teledyne Controls hardware and services. Furthermore, Boeing has announced a vertical integration program, which includes avionics. Lastly, some of our products face increasing competition from alternative technologies.
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
As a manufacturer and distributor of a wide variety of products, including monitoring instruments, gas and flame detection instruments, products used in offshore oil and gas production, products used in transportation and commercial aviation, products used in maritime navigation and products used in medical devices (including X-ray detectors), our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. Product liability claims challenging the safety of our products may result in a decline in sales for a product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven to be untrue or settled for immaterial amounts.
While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot ensure that, for 2023 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
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
Our business and financial results could be adversely affected by conditions and other factors associated with our suppliers and subcontractors.
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
We sell a portion of our products through third parties such as distributors, sales representatives, value-added resellers and OEMs (collectively, “distributors”). Using third parties for distribution exposes Teledyne to many risks, including concentration, credit risk and legal risk because under certain circumstances we may be held responsible for the actions of those third-party sales channels. We may rely on one or more key distributors for selling a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the Foreign Corrupt Practices Act or similar anti-bribery laws by distributors or other third-party intermediaries could have a material impact on our business. Competitors could also block our access to such parties. Failing to manage risks related to our use of third-party sales channels may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.
Failing to comply with increasing environmental regulations, as well as the effects of potential environmental liabilities, could have a material adverse financial effect on us.
We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas (“GHG”) emissions and climate change regulations and initiatives proliferate. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition. Environmental regulations on hydraulic fracturing and the use of seismic energy sources for offshore energy exploration could adversely affect some product lines of our Instrumentation segment.
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
For additional discussion of environmental matters, see the discussion under the caption “Other Matters – Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 17.

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
Climate change may have an increasingly adverse impact on our business and those of our customers, partners and suppliers. While we seek to mitigate the risks associated with climate change on our operations, there are inherent climate-related risks globally. As discussed under the risk factor below headed “Natural and man-made disasters could adversely affect our business, results of operations and financial condition,” some of our manufacturing facilities are located in regions that may be impacted by severe weather events, like hurricanes or ice storms, or in areas prone to wildfires, droughts and rising sea levels, the frequency and severity of which may increase as a result of climate change. These events could result in potential damage to our physical assets as well as disruptions in manufacturing activities. Severe weather and wildfire events may impair the ability of our employees to work effectively. Climate change, including the increasing frequency and intensity of extreme weather events, its impact on our supply chain and critical infrastructure worldwide and its potential to increase political instability in regions where we, our customers, partners and our suppliers do business, may disrupt our business and may cause us to experience higher employee attrition and higher costs to maintain or resume operations. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them.
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
Legislative and regulatory measures currently under consideration or being implemented by government authorities to address climate change could require reductions in our GHG or other emissions, establish a carbon tax or increase fuel or energy taxes. We have also voluntarily announced goals to reduce our GHG emissions by a target date. These legal requirements, in addition to emission reduction efforts that we voluntarily undertake, are expected to result in increased capital expenditures and compliance costs and could result in higher costs required to operate and maintain our facilities, procure raw materials and energy, and may require us to acquire emission credits or carbon offsets. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. Proposed rules under the Federal Acquisition Regulation will require major contractors to disclose enhanced information on GHG emissions and commit to GHG emission reduction targets. If these rules become effective and we are unable to comply, we may be ineligible to receive future federal contract awards. The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty.
Investor sentiment towards climate change and sustainability could adversely affect our business and the market price for our common stock.
Increased investor focus and activism related to climate change and sustainability may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. We may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability performance before investing in our stock. If we are unable to meet the sustainability standards set by these investors, or if we are unable meet GHG reduction targets we communicate to the public, we may lose investors, our stock price may be negatively impacted, and our reputation may be negatively affected.

Other risks we face
Natural and man-made disasters could adversely affect our business, results of operations and financial condition.
Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms, rising sea levels, droughts or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage due to wildfire or mudslides. In November 2018, wildfires impacted areas near our headquarters and principal research and development center in Thousand Oaks, California, resulting in temporary disruptions and evacuations of employees who lived nearby. Local utilities may impose blackouts during high fire risk weather conditions, which could result in disruptions to our businesses located in California, including our headquarters. In January 2023, heavy rains in California resulted in a mudslide that blocked road access to our facility in Tracy, California that makes energetic devices, resulting in several days of plant closure.
In the event of a major earthquake, tornado, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our production, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition and have a material adverse impact on us. In December 2022, an attack by political extremists on our facility in Presteigne, Wales that makes printed circuit boards resulted in damage to the facility and interrupted some productions lines for a period of time. Teledyne FLIR’s components operations is a single source supplier of certain sensors used throughout the FLIR business, and a disruption in business due to a disaster could have a material adverse impact on the businesses of Teledyne FLIR. Teledyne's facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the southeastern United States and Texas that have been threatened or struck by major hurricanes. In 2017, our businesses located in Houston, Texas were impacted by Hurricane Harvey and our business in Florida was threatened by Hurricanes Irma and Matthew. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. If any of our California facilities were to experience a catastrophic earthquake or wildfire loss, or if any of our Alabama, Florida, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if Teledyne’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, result in large expenses to repair or replace the facility or facilities and could have a material adverse effect on our business. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. Our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
Disasters also have an indirect adverse impact on our business. For example, in 2018, a fire at a Netherlands-based facility of a key supplier of printed circuit boards resulted in delivery disruptions to the electronics industry, including to businesses in our Digital Imaging segment.
Adverse findings in matters related to FLIR’s historical export control practices could materially impact us.
Effective April 24, 2022, the United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”) closed the four-year Consent Agreement that had been entered into by FLIR Systems, Inc. to resolve allegations regarding various violations of the International Traffic in Arms Regulations (“ITAR”). On April 13, 2022, Teledyne paid $3.5 million as the final installment of the civil penalty under the Consent Agreement. While FLIR and its successor by mergers, Teledyne FLIR, have enhanced the trade compliance program more broadly, implemented remedial measures and have undergone external audits of the ITAR compliance program, future adverse disclosures and findings could cause incurrence of additional expenses in connection with potential penalties or further remedial measures.
In April 2021, FLIR resolved allegations of misrepresentations made to the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), between November 2012 and December 2013, in a commodity jurisdiction request relating to newly developed Lepton uncooled focal plane arrays by an administrative settlement and fine of $0.3 million and agreeing to perform two internal audits of its EAR export compliance programs. The first internal audit was completed, and a voluntary disclosure was filed in October 2021 to report potential violations. This case was closed without further action by BIS with the issuance of a warning letter. The second internal audit was completed in October 2022, for which a voluntary disclosure was also filed and is still pending disposition.
FLIR has made other voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to BIS with respect to the shipments of products from non-U.S. jurisdictions which were not authorized due to a potentially incorrect de minimis calculation methodology under the EAR. Furthermore, FLIR has made voluntary disclosures to export authorities in jurisdictions outside the U.S. for certain potential violations of local export laws, which may increase its penalty exposure.

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
Attempts by malicious actors to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, crime, activism, or other motivations, include covertly introducing malware into our computers and computer networks, performing reconnaissance, impersonating authorized users, extortion, and stealing, corrupting or restricting our access to data, among other activities. We have in the past experienced cyber-attacks including some loss of confidentiality and some loss of availability, although these attacks have not had material impact on our business. Our customers and suppliers have also experienced successful cyber-attacks, which in some cases resulted in payments by or to us being unlawfully diverted. We continue to train our personnel and update our infrastructure, security tools and processes to protect against security incidents, including both external and internal threats, and to reduce the likelihood of their occurrence. Company personnel and third parties have been tasked to prevent, deter, detect, respond to, and investigate such incidents; however, it is possible that we might not prevent or be aware of or be able to react to an incident or its magnitude and effects. The theft, corruption, unauthorized use or publication of our intellectual property or confidential business information due to a cyber-attack could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. We are subject to U.S. Department of Defense regulations applicable to certain types of data residing on or transiting through our information systems, and these regulations have been and will continue to be incorporated into certain U.S. Department of Defense contracts that we hold. To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances. As a result, we expect to continue to devote additional resources to the security of our information technology systems, operating technology systems, products and services. More resources may be required in the defense arena to the extent the U.S. Government increases its cybersecurity mandates. Unauthorized access to or control of our products, data, devices or systems could impact the safety of our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including GDPR, Health Insurance Portability and Accountability Act, Payment Card Industry Data Security Standard, and California Consumer Privacy Act and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. The systemic cybersecurity risk environment is elevated, in part by geopolitical conflicts and tensions, including the war between Ukraine and Russia, the spread of remote working and increased supply chain-related cyber-risks.
Provisions of our governing documents, applicable law, and our Change in Control Severance Agreements could make an acquisition of Teledyne more difficult.
Our Restated Certificate of Incorporation, our Fourth Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions, such as our classified Board, that could make the acquisition of control of Teledyne, in a transaction not approved by our Board, more difficult. We have also entered into Change in Control Severance Agreements with eight members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our Company.
Our Fourth Amended and Restated Bylaws (“Bylaws”) designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain lawsuits between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum that it finds favorable for such lawsuits and make it more costly for our stockholders to bring such lawsuits, which may have the effect of discouraging such lawsuits.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, Restated Certificate of Incorporation or Bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. Our Bylaws further provide that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to this forum selection provision.
However, this forum selection provision is not intended to apply to any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and accordingly, the forum selection provision in our Bylaws will not relieve us of our duties to comply with the Exchange Act and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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
Stock markets in general, including the New York Stock Exchange on which our Common Stock is listed, have experienced a high degree of price and volume fluctuations that are not necessarily related to operating performance of the listed companies. In addition to general economic, political and market conditions, such volatility may be related to: (i) changes from analysts’ expectations in revenues, earnings and other financial results; (ii) strategic actions by other competitors; (iii) changes to budgets or policies of the U.S. and other governments; and (iv) other risks described in this report. We cannot provide assurances as to our Common Stock price, which during fiscal 2022 ranged from a low of $331.10 to a high of $488.63.

Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
The Company has 77 principal operating facilities in 20 states and 10 foreign countries. The Company’s executive offices are located in Thousand Oaks, California. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted. At January 1, 2023, our principal operating facilities by segment were located as follows (countries and states listed alphabetically):
•Digital Imaging - Belgium, Canada, Estonia, France, the Netherlands, Norway, Sweden, the United Arab Emirates, the United Kingdom and the United States
◦The United States includes principal operating facilities in California, Florida, Indiana, Maryland, Massachusetts, Montana, New Jersey, Oklahoma, Oregon, and Pennsylvania
•Instrumentation - Denmark, France, the United Kingdom and the United States
◦The United States includes principal operating facilities in California, Colorado, Florida, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Pennsylvania, Texas and Virginia
•Aerospace and Defense Electronics - the United Kingdom and the United States
◦The United States includes principal operating facilities in California and Illinois
•Engineered Systems - the United States, including principal operating facilities in Alabama, Maryland and Tennessee

Item 3.	Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 and is incorporated by reference herein.

Item 4.	Mine Safety Disclosures
No information is required in response to this item.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY”.
As of February 17, 2023, there were 2,423 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
We intend to use future earnings to fund the development and growth of our businesses, including through potential acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
We have stock repurchase programs authorized by our Board of Directors to repurchase up to approximately three million shares. No repurchases were made since 2015. Although we have no current plans to repurchase stock, up to approximately three million shares may be repurchased under the stock repurchase program. See Note 11 for additional information about our stock repurchase program.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Teledyne provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include factory automation and condition monitoring, aerospace and defense, air and water quality environmental monitoring, electronics design and development, medical imaging and pharmaceutical research, oceanographic research, and deepwater energy exploration and production. Following the 2021 acquisition of FLIR, we further evolved into a global sensing and decision-support technology company: providing specialty sensors, cameras, instrumentation, algorithms and software across the electromagnetic spectrum, as well as unmanned systems, in the subsea, land and air domains. We differentiate ourselves from many of our direct competitors by having a customer and Company-sponsored applied research center that augments our product development expertise. We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
Information about results of operations and financial condition for 2021 and 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in the Company’s Annual Report on Form 10-K for the year ended January 2, 2022.

Strategy/Overview
Our strategy continues to emphasize growth in our four business segments: digital imaging, instrumentation, aerospace and defense electronics and engineered systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our business with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.

COVID and Other Matters impact
With regard to the COVID pandemic, our first priority remains the health and safety of our employees and their families. Although the COVID pandemic has impacted our business operations and practices, we experienced limited disruptions from COVID in 2022, mostly as a result of COVID-related lockdowns in China and localized and temporary labor shortages due to virus exposure. However, given the continuing dynamic nature of this situation, we may not fully estimate the impacts of COVID on our financial condition, results of operations or cash flows. Contingency plans remain in place in the event of significant impacts from COVID infection resurgences, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.
We have experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. This has delayed our ability to convert backlog to revenue and negatively impacted our profit margins. We expect inflationary and supply chain constraint trends to continue in 2023.
Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The strengthening of the U.S. dollar relative to other currencies adversely impacted our sales in 2022, and may continue to do so in future periods. It may also increase the price and reduce the competitiveness of some of our products sold in markets outside the United States.
We do not have any material business, operations or assets in Russia, Belarus or Ukraine, and to date we have not been materially impacted by the actions of the Russian government. Our total net sales from these three countries in 2022 and 2021 constituted less than 1.0% of total net sales, respectively.
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of the COVID pandemic, beginning in 2020 we commenced actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. We also exited certain facilities no longer needed. In 2021, we took actions to integrate FLIR into our businesses resulting in higher severance and facility closure costs in the Digital Imaging segment. In 2021, we incurred $26.4 million of severance and facility consolidation costs, primarily related to our Digital Imaging Segment. Severance and facility consolidation costs incurred in 2022 were not material, and, at January 1, 2023, an immaterial amount remains to be paid related to these actions.
Recent Acquisitions
Consistent with our strategy, we completed two acquisitions in 2022 and one acquisition in 2021. Our May 2021 acquisition of FLIR was our largest acquisition to date. The financial results of these acquisitions have been included since the respective date of each acquisition. All acquisitions in 2022 and 2021 were part of the Digital Imaging segment. See Note 3 for additional information about our recent acquisitions. As discussed in Note 18, we have completed one acquisition in early 2023, which is part of the Digital Imaging segment.
Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2022 and 2021 each contained 52 weeks. Certain prior year amounts have been reclassified to conform to the current period presentation. In the current year, gain (loss) on debt extinguishment is presented as separate line item on the income statement.
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Additional financial information about our business segments can be found in Note 4.
The following are financial highlights for 2022 and 2021 (in millions, except per-share amounts):

	2022	2021	% Change
Net sales	$5,458.6	$4,614.3	18.3%
Costs and expenses
Cost of sales	3,128.3	2,772.9	12.8%
Selling, general and administrative	1,156.6	1,067.8	8.3%
Acquired intangible asset amortization	201.7	149.3	35.1%
Total costs and expenses	4,486.6	3,990.0	12.4%

Operating income (loss)	972.0	624.3	55.7%

Net income (loss) attributable to Teledyne	$788.6	$445.3	77.1%

Diluted earnings per common share	$16.53	$10.05	64.5%
Total year 2022 net sales included $593.7 million in incremental net sales from current and prior year acquisitions, primarily related to the acquisition of FLIR.
In connection with the FLIR acquisition, Teledyne incurred pretax expenses in 2021 of $350.3 million, which included $110.3 million in acquired intangible asset amortization expense, $106.4 million in acquired inventory step-up expense, $103.0 million of transaction and integration-related costs and $30.6 million in bridge loan and debt extinguishment fees. Total year 2021 also included $39.0 million of acquired intangible asset amortization expense for acquisitions completed in prior periods. Net income for 2022 and 2021 also included net discrete tax benefits of $86.7 million and $34.7 million, respectively.

Results of Operations

2022 compared with 2021

Net sales (dollars in millions)	2022	2021	% Change

Digital Imaging	$3,110.9	$2,412.9	28.9%
Instrumentation	1,254.0	1,166.9	7.5%
Aerospace and Defense Electronics	682.4	628.7	8.5%
Engineered Systems	411.3	405.8	1.4%
Total net sales	$5,458.6	$4,614.3	18.3%

Results of operations (dollars in millions)	2022	2021	% Change

Digital Imaging	$519.3	$325.6	59.5%
Instrumentation	295.3	253.7	16.4%
Aerospace and Defense Electronics	184.1	133.2	38.2%
Engineered Systems	39.2	48.6	(19.3)%
Corporate expense	(65.9)	(136.8)	(51.8)%
Operating income (loss)	972.0	624.3	55.7%
Interest and debt expense, net	(89.3)	(90.8)	(1.7)%
Non-service retirement benefit income	11.4	11.2	1.8%
Gain (loss) on debt extinguishment	10.6	(13.4)	(179.1)%
Other income (expense), net	3.4	2.5	36.0%
Income (loss) before income taxes	908.1	533.8	70.1%
Provision (benefit) for income taxes	119.2	88.5	34.7%
Net income (loss) including noncontrolling interest	788.9	445.3	77.2%
Less: Net income (loss) attributable to noncontrolling interest	0.3	—	*
Net income (loss) attributable to Teledyne	$788.6	$445.3	77.1%
* not meaningful
Net Sales:
Net sales increased across all business segments. Refer to the “Segments” discussion later in this section for additional discussion of changes in net sales. Sales to international customers represented approximately 47% of net sales in 2022 and 47% of net sales in 2021. Approximately 25% and 26% of our total net sales 2022 and 2021, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government.
Cost of Sales
Cost of sales increased by $355.4 million in 2022, primarily driven by the impact of higher net sales. Cost of sales in 2021 included $106.4 million recorded in 2021 related to acquired inventory step-up expense from the acquisition of FLIR. No comparable inventory step-up expense was recorded in 2022. Cost of sales as a percentage of net sales for 2022 was 57.3%, compared with 60.1% for 2021, with the decrease in percentage from 2021 primarily related to the 2021 impact of acquired inventory step-up expense from the FLIR acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, were higher in 2022, primarily driven by higher net sales in 2022. Selling, general and administrative expenses in 2021 included $102.7 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Corporate expense in 2022 was $65.9 million, compared with $136.8 million in 2021. The higher 2021 amount included $77.1 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Selling, general and administrative expenses as a percentage of net sales was 21.2% for 2022, compared with 23.2% for 2021. The higher percentage in 2021 primarily reflected the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for 2022 was $201.7 million, compared with $149.3 million for 2021, with the increase primarily related to a full year of acquired intangible asset amortization in 2022 from the FLIR acquisition.
Operating Income
Operating income for 2022 was $972.0 million, compared with $624.3 million for 2021, an increase of 55.7%. The increase in operating income primarily reflected higher operating income in each segment except the Engineered Systems segment. Corporate expense for 2022 was $65.9 million compared with $136.8 million, and the 2021 amount included $77.1 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

Non-operating Income and Expenses
Interest expense, including credit facility fees and other bank charges and net of interest income, was $89.3 million in 2022, compared with $90.8 million in 2021, with the 2022 year including a full year of debt outstanding since the FLIR acquisition. The 2021 amount reflected interest and debt fees incurred to fund the cash portion of the FLIR acquisition, which included $30.6 million in bridge loan fees. In 2022, the Company repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt. In 2021, the Company called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million.
Income Taxes
The Company’s effective tax rate for 2022 was 13.1%, compared with 16.6% for 2021. For 2022, net discrete income tax benefits were $86.7 million, which primarily related to income tax benefits of $72.7 million for acquisition-related tax matters and $10.2 million income tax benefits related to share-based accounting. For 2021, net discrete income tax benefits were $34.7 million, which primarily related to income tax benefits of $18.2 million for acquisition-related tax matters and $13.1 million income tax benefit related to share-based accounting. Excluding the net discrete income tax benefits in both years, the effective tax rates would have been 22.7% for 2022 and 23.1% for 2021.
Segments
The following discussion of our four segments should be read in conjunction with Note 4.
Digital Imaging

(Dollars in millions)	2022	2021
Net sales	$3,110.9	$2,412.9
Cost of sales	$1,705.6	$1,421.7
Selling, general and administrative expenses	$702.3	$537.2
Acquired intangible asset amortization	$183.7	$128.4
Operating income	$519.3	$325.6
Cost of sales % of net sales	54.8%	58.9%
Selling, general and administrative expenses % of net sales	22.6%	22.3%
Acquired intangible asset amortization % of net sales	5.9%	5.3%
Operating income % of net sales	16.7%	13.5%
International sales % of net sales	54.5%	55.1%
U.S. Government sales % of net sales	19.9%	21.4%
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
2022 compared with 2021
Our Digital Imaging segment net sales for 2022 increased 28.9%, compared with 2021. Operating income for 2022 increased 59.5%, compared with 2021.
Total year 2022 net sales included $593.7 million in incremental net sales from current and prior year acquisitions as well as organic sales growth from industrial and scientific sensors and cameras, X-ray products and MEMS, partially offset by lower sales of detectors for space imaging applications and lower sales for geospatial imaging systems. The increase in operating income in 2022 reflected the contribution from FLIR, and 2021 included $242.6 million of FLIR acquisition-related transaction and purchase accounting expenses, which consisted of $110.3 million in acquired intangible asset amortization expense, $106.4 million in inventory step-up expense and $25.9 million of integration-related costs. The increase in operating income also reflected the impact of organic sales growth.
Cost of sales for 2022 increased by $283.9 million, compared with 2021, and reflected the impact of higher net sales, partially offset by the 2021 amount including $106.4 million in acquired inventory step-up expense relating to the acquisition of FLIR. The cost of sales percentage in 2022 decreased to 54.8% compared with 58.9% in 2021 and reflected the impact of acquired inventory step-up expense in 2021. Selling, general and administrative expenses for 2022 increased to $702.3 million, compared with $537.2 million in 2021 and reflected the impact of higher net sales and higher research and development expense partially offset by lower integration-related costs, as the 2021 amount included $25.9 million of integration-related costs. Research and development expense increased $67.2 million in 2022, and $63.4 million of this increase related to a full year of FLIR in 2022. The selling, general and administrative expense percentage increased to 22.6% in 2022 from 22.3% in

2021, with the 2022 percentage including a full year of FLIR operating results, which carry a higher research and development expense as a percentage of sales. The increase in selling, general and administrative expense percentage was partially offset by lower FLIR integration-related costs in 2022 as compared to 2021.
Instrumentation

(Dollars in millions)	2022	2021
Net sales	$1,254.0	$1,166.9
Cost of sales	$668.7	$617.8
Selling, general and administrative expenses	$272.8	$275.3
Acquired intangible asset amortization	$17.2	$20.1
Operating income	$295.3	$253.7
Cost of sales % of net sales	53.3%	53.0%
Selling, general and administrative expenses % of net sales	21.8%	23.6%
Acquired intangible asset amortization % of net sales	1.4%	1.7%
Operating income % of net sales	23.5%	21.7%
International sales % of net sales	55.8%	56.1%
U.S. Government sales % of net sales	8.6%	7.9%
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2022 compared with 2021
Our Instrumentation segment net sales for 2022 increased 7.5%, compared with 2021. Operating income for 2022 increased 16.4%, compared with 2021.
The 2022 net sales increased in all product lines. Sales of marine instrumentation increased $36.6 million, sales of test and measurement instrumentation increased $31.8 million and sales of environmental instrumentation increased $18.7 million compared with 2021. The increase in operating income in 2022 reflected the impact of higher sales.
Cost of sales increased $50.9 million in 2022, compared with 2021, and primarily reflected the impact of higher net sales. The cost of sales percentage increased to 53.3% in 2022 from 53.0% in 2021. Selling, general and administrative expenses, including research and development expense decreased by $2.5 million in 2022 compared with 2021. Selling, general and administrative expenses for 2022, as a percentage of sales, decreased to 21.8% from 23.6%, primarily due to the impact of higher sales.
Aerospace and Defense Electronics

(Dollars in millions)	2022	2021
Net sales	$682.4	$628.7
Cost of sales	$407.8	$400.9
Selling, general and administrative expenses	$89.7	$93.8
Acquired intangible asset amortization	$0.8	$0.8
Operating income	$184.1	$133.2
Cost of sales % of net sales	59.8%	63.8%
Selling, general and administrative expenses % of net sales	13.1%	14.9%
Acquired intangible asset amortization % of net sales	0.1%	0.1%
Operating income % of net sales	27.0%	21.2%
International sales % of net sales	27.5%	25.4%
U.S. Government sales % of net sales	39.0%	36.2%
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.
2022 compared with 2021
Our Aerospace and Defense Electronics segment net sales for 2022 increased 8.5%, compared with 2021. Operating income for 2022 increased 38.2%, compared with 2021.
The 2022 net sales increase reflected $35.7 million of higher sales for aerospace electronics and $18.0 million of higher sales for defense electronics. The increase in operating income for 2022 primarily reflected the impact of higher sales and lower research and development expense.

Cost of sales for 2022 increased by $6.9 million, compared with 2021, and reflected the impact of higher net sales, partially offset by the impact of lower severance and facility consolidation costs. Cost of sales as a percentage of net sales for 2022 decreased to 59.8% from 63.8% in 2021 and primarily reflected product mix, including the increased sales of aerospace electronics which carry a higher margin than most defense electronics products. Selling, general and administrative expenses, including research and development expense, decreased to $89.7 million in 2022, from $93.8 million in 2021 and reflected $4.9 million of lower research and development expense in 2022. The lower research and development expense primarily reflected lower spending for aerospace electronics. The selling, general and administrative expense percentage was 13.1% in 2022 compared to 14.9% in 2021 and reflected the impact of higher sales and lower research and development expense.
Engineered Systems

(Dollars in millions)	2022	2021
Net sales	$411.3	$405.8
Cost of sales	$346.2	$332.5
Selling, general and administrative expenses	$25.9	$24.7
Operating income	$39.2	$48.6
Cost of sales % of net sales	84.2%	81.9%
Selling, general and administrative expenses % of net sales	6.3%	6.1%
Operating income % of net sales	9.5%	12.0%
International sales % of net sales	1.1%	0.9%
U.S. Government sales % of net sales	89.1%	88.3%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications, including the design and manufacture of electrochemical energy systems.
2022 compared with 2021
Our Engineered Systems segment net sales for 2022 increased 1.4%, compared with 2021. Operating income for 2022 decreased 19.3%, compared with 2021.
The 2022 net sales increase primarily reflected $8.2 million of higher sales for energy systems and $2.5 million of higher sales for engineered products, partially offset by lower sales of $5.2 million for turbine engines. The higher net sales for engineered products primarily reflected increased sales from marine and electronic manufacturing services programs products, partially offset by decreased sales in missile defense and space programs. Teledyne exited the cruise missile turbine engine business in the first quarter of 2021. Operating income in 2022 primarily reflected the impact of unfavorable product mix, primarily related to electronic manufacturing services products and turbine engines.
Cost of sales for 2022 increased by $13.7 million, compared with 2021, and primarily reflected the impact of higher net sales and unfavorable product mix. Cost of sales as a percentage of net sales for 2022 increased to 84.2%, compared with 81.9% in 2021. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $25.9 million in 2022, compared with $24.7 million in 2021. The selling, general and administrative expense percentage increased to 6.3% for 2022 compared to 6.1% in 2021.
Financial Condition, Liquidity and Capital Resources
Principal Cash and Capital Requirements
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility and the debt financing arrangements described below, will be sufficient to meet these requirements. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
Cash and Cash Equivalents
Cash and cash equivalents totaled $638.1 million at January 1, 2023, of which $403.2 million was held by foreign subsidiaries. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Long-term Debt
Long-term debt, including unamortized debt issuance costs was $3,920.6 million at January 1, 2023 compared to $4,099.4 million at January 2, 2022. During 2022, the Company repaid $185.0 million of debt. The Company made $110.0 million of floating rate debt payments on its term loan due May 2026. The Company also repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt.

At January 1, 2023, we had $38.6 million in outstanding letters of credit.
The credit agreement and term loans require the Company to comply with various financial and operating covenants and at January 1, 2023, the Company was in compliance with these covenants and had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements. Available borrowing capacity under the $1.15 billion credit facility, which is reduced by borrowings and $21.3 million in outstanding letters of credit, was $1,003.7 million at January 1, 2023.
See Note 8 for additional information regarding our credit facility and long-term debt.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 1, 2023:

Contractual obligations (in millions):	2023	2024	2025	2026	2027	After 2026	Total
Debt obligations	$300.1	$601.0	$0.3	$820.3	$0.3	$2,225.1	$3,947.1
Interest expense (a)	99.2	93.9	86.0	67.3	56.9	129.2	532.5
Operating lease obligations (b)	35.3	29.5	25.9	20.8	16.9	48.4	176.8
Purchase obligations (c)	309.0	13.9	3.6	1.9	0.1	0.4	328.9
Total	$743.6	$738.3	$115.8	$910.3	$74.2	$2,403.1	$4,985.3

(a)    Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2022 and is assumed to be paid at the end of each quarter with the final payment in March 2026 when the credit facility expires.
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
Unrecognized tax benefits of $162.8 million and accrued interest and penalties on these tax matters of $45.6 million are not included in the table above. The remaining unrecognized tax benefits and accrued interest and penalties are not included in the table above because $32.1 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At January 1, 2023, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plans for 2023. Our minimum funding requirements after 2022 as set forth by the Employee Retirement Income Security Act, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies and Estimates section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2023 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, future cash contributions are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance but are pay as you go. See further discussion in Note 10. Teledyne monitors and manages its defined benefit pension plans obligation and may take additional actions to manage risk in the future.
Operating Activities
Net cash provided by operating activities was $486.8 million and $824.6 million in 2022 and 2021, respectively. The lower cash provided by operating activities in 2022, compared with 2021 primarily resulted from a payment of $296.4 million to the Swedish Tax Authority in the first quarter of 2022, related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary in Sweden, greater inventory purchases in 2022 as compared to 2021, to mitigate supply chain constraints and higher income tax payments of $128.8 million in 2022. These changes were partially offset by higher net income in 2022.
Free cash flow (cash provided by operating activities less capital expenditures) and adjusted free cash flow (both non-GAAP measures) were as follows (in millions):

Free Cash Flow(a)	2022	2021
Cash provided by (used in) operating activities	$486.8	$824.6
Less: Capital expenditures for property, plant and equipment	(92.6)	(101.6)
Free cash flow	394.2	723.0
Add back: Payment for acquisition-related tax matter	296.4	—
Add back: FLIR transaction-related cash payments, net of tax	—	71.6
Adjusted free cash flow	$690.6	$794.6

(a) We define free cash flow as cash provided by operating activities (a measure prescribed by GAAP) less capital expenditures for property, plant and equipment. Adjusted free cash flow eliminates the impact of cash paid for transaction related expenses for the FLIR acquisition on a net of tax basis as well as the payment of a pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary in Sweden. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the company’s ability to generate cash flow.

Investing Activities
Net cash used in investing activities was $175.4 million and $3,824.3 million for 2022 and 2021, respectively. Investing activities used cash for acquisitions and other investments of $99.6 million and $3,723.3 million in 2022 and 2021, respectively (see “Recent Acquisitions”). Teledyne funded the acquisitions from borrowings under its credit facilities, issuance of senior notes and term loans, the issuance of Teledyne common stock and cash on hand.
Cash flows relating to investing activities for capital expenditures.

Capital expenditures (in millions):	2022	2021
Digital Imaging	$63.9	$64.2
Instrumentation	9.3	13.3
Aerospace and Defense Electronics	8.0	8.4
Engineered Systems	5.3	12.9
Corporate	6.1	2.8
	$92.6	$101.6
During 2023, we plan to invest approximately $100 million in capital expenditures, principally to upgrade facilities and manufacturing equipment.
Financing Activities
Financing activities reflected net payments from debt of $174.8 million in 2022 and net proceeds from debt of $2,834.2 million in 2021. Fiscal years 2022 and 2021 reflect proceeds from the exercise of stock options of $23.6 million and $25.4 million, respectively.
During 2022, the Company repaid $185.0 million of debt. The Company made $110.0 million of floating rate debt payments on its term loan due May 2026. The Company also repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt.
During 2021, the Company completed various financing activities as follows, with activity through the first half of 2021 primarily related to funding the cash portion of the FLIR acquisition:
•On January 4, 2021, the Company entered into a $4.5 billion short term stand-by bridge facility to support the completion of the FLIR acquisition, resulting in debt expense of $17.2 million.
•On March 4, 2021, the Company entered into a $1.0 billion Term Loan Credit Agreement (maturing May 2026) and an Amended and Restated Credit Agreement (maturing March 2026) with capacity of $1.15 billion. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty.
•On March 17, 2021, the Company called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net.
•On March 22, 2021, the Company completed all permanent financing for the acquisition of FLIR and terminated the $4.5 billion stand-by bridge facility. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. Teledyne may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed.
•As part of the acquisition of FLIR, the Company assumed and guaranteed FLIR’s $500.0 million, 2.50% Fixed Rate Senior Notes due August 2030.
•In the second half of 2021, the Company made $645.0 million of floating rate debt payments on its term loan due May 2026.
Other Matters
Pension Plans
Teledyne has two domestic qualified defined benefit pension plans covering substantially all U.S. employees hired before January 1, 2004, or approximately 5% of Teledyne’s active employees as of January 1, 2023. As of January 1, 2004, new U.S. hires participate in a domestic defined contribution plan. In 2022 and 2021, Teledyne was not required, and did not make any cash contributions to the domestic pension plans. For the Company’s domestic qualified defined benefit pension plans, the discount rate for 2023 will increase to an average of 5.71% from 2.97% in 2022. The Company also has several small non-qualified domestic and foreign-based defined benefit pension plans.

Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
The Company continually evaluates its global cash needs and has historically asserted that most of its unremitted foreign earnings are permanently reinvested and did not generally record deferred taxes on such amounts. During 2022, the Company determined that it could no longer make the assertion foreign earnings are permanently reinvested, as cash from most foreign subsidiaries may be remitted without incurring additional U.S. federal income tax. As a result, the Company changed its indefinite reinvestment assertion of unremitted earnings and certain other aspects of outside basis differences on a majority of its foreign subsidiaries.
The Company continues to make an indefinite reinvestment assertion on the historic excess of the financial reporting bases over tax bases in its material foreign subsidiaries in Canada. The unremitted earnings of the Company’s Canadian foreign subsidiaries held for indefinite reinvestment are used to finance Canadian operations and investments. The Company estimate that future cash generation from non-Canadian operations will be sufficient to meet future domestic cash requirements. Determination of the unrecognized deferred tax liability for unremitted Canadian earnings is not practicable due to uncertainty and overall complexity of the potential calculations. The Company continues to evaluate its cash needs and may update its assertion in future periods.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2011, Canadian income tax matters for all years through 2012, Swedish income tax matters for all years through 2016, Norwegian income tax matters for all years through 2017, Belgian income tax matters for all years through 2019, French income tax matters for all years through 2019 and United Kingdom income tax matters for all years through 2014.
Costs and Pricing
Inflation has been rising in the markets in which we operate. Current inventory costs, the increasing costs of labor, materials, equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment and cost reductions in all aspects of its business.
Market Risk Disclosures
Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Interest Rate Risk
We are exposed to market risk through the interest rate on our borrowings under our $1.15 billion credit facility and our term loan due May 2026. As of January 1, 2023, all outstanding borrowings under our floating rate credit facility were subject to existing interest rate swap agreements, and $245.0 million outstanding under our floating rate term loan due May 2026 was exposed to interest rate risk. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.5 million, assuming the $245.0 million term loan was outstanding for the full year.
Foreign Currency Exchange Rate Risk
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings, primarily achieved through the following:
•The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges.
•The Company has converted U.S. dollar denominated, variable rate and fixed rate debt obligations of a European subsidiary, into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges.
•The Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables.
All derivatives are recorded on the balance sheet at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes. Refer to Notes 2, 14 and 15 for further disclosures around our derivative instruments and hedging activities
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10% price change of the U.S. dollar from its value at January 1, 2023, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $12.6 million. A hypothetical 10% price change in the U.S. dollar from its value at January 1, 2023 would result in a decrease in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.7 million. A hypothetical 10% price change in the U.S. dollar from its value at January 1, 2023 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $30.8 million.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $5.8 million and $6.3 million as of January 1, 2023 and January 2, 2022, respectively. As investigation and remediation of these sites proceed and new information is received, the Company will adjust reserves to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure in Item 1A. Risk Factors as well as additional discussion in Notes 2 and 17.
Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were approximately 25% and 26% of our total net sales in 2022 and 2021, respectively. For a summary of sales to the U.S. Government by segment, see Note 4. Sales to the U.S. Department of Defense represented approximately 20% and 19% of total net sales for 2022 and 2021, respectively.
Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually are made available on a fiscal year basis even though contract performance may take more than one year. See also our government contracts risks factor disclosure in Item 1A. Risk Factors.
For information on accounts receivable from the U.S. Government, see Note 7.
Estimates and Reserves
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventory, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See Critical Accounting Policies and Estimates for further information on key estimates.
Some of the Company’s products are subject to standard warranties and the Company provides for the estimated cost of product warranties. We regularly assess the adequacy of our pre-existing warranty liabilities and adjust amounts as necessary based on a review of historical warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. See further discussion in Note 7.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Our critical accounting policies are those that are reflective of significant judgment, complexity and uncertainty, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition; accounting for business combinations, goodwill and acquired intangible assets; accounting for income taxes; and accounting for pension plans. For additional discussion of the application of these and other accounting policies, see Note 2.
Revenue Recognition
Prior to the acquisition of FLIR, approximately 40% of our revenue was recognized over time, with the remaining 60% of our revenue recognized at a point in time. The majority of Teledyne FLIR revenue is recognized at a point in time. In 2022, approximately 30% of revenue was recognized over time, with the remaining 70% recognized at a point in time.
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
We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2022 and 2021 was material to the consolidated statement of income for such annual periods.
Revenue recognized at a point in time relates primarily to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. See Note 5 for additional revenue recognition disclosures.
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
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. We perform a quantitative test for each reporting unit at least once every three years.
For goodwill impairment testing using the quantitative approach, we estimate the fair value of the selected reporting units primarily through the use of a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While we believe we have made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated, and a charge would need to be taken against net earnings.
When using a quantitative approach, changes in our projections used in the discounted cash flow model could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the quantitative goodwill impairment test, the Company will apply a hypothetical 10% decrease to the fair values of each reporting unit subject to a quantitative impairment test and compare those values to the reporting unit carrying values. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis. Recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the Company.
As of January 1, 2023, the Company had ten reporting units for goodwill impairment testing. In the fourth quarter of 2022, a qualitative test was performed for each reporting unit excluding the FLIR reporting unit, and the carrying value of goodwill included in these nine reporting units subject to the current year qualitative test ranged from $20.4 million to $889.7 million. The Company’s qualitative analysis in 2022 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. For the FLIR reporting unit, the Company bypassed the qualitative assessment and performed a quantitative test in the fourth quarter of 2022. At the assessment date, the FLIR reporting unit exceeded its carrying value, which included $5,748.0 million of goodwill, by approximately 14%. Although no impairment exists for the FLIR reporting unit, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting unit, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
Income Taxes
For a description of the Company’s tax accounting policies, refer to Note 2 and Note 9. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In addition, uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in the current year and future returns which may impact income tax expense. On a quarterly basis, we provide for income taxes based upon an estimated annual effective tax rate which is dependent on the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits, and the effectiveness of our tax planning strategies. Although we believe our income tax expense is reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. An increase of 100 basis points in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended January 1, 2023, of $9.1 million.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations across domestic and foreign jurisdictions. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our filed tax returns or planned to be taken in a future tax return or claim. We follow a recognition and measurement approach, considering the facts, circumstances, and information available at the reporting date. Judgment is exercised in determining the level of evidence necessary and appropriate to support its assessment using all available information. The technical merits of a given tax position are derived from sources of authority in the tax law and their applicability to the facts and circumstances of the position. In measuring the tax position, we consider the amount and probabilities of the outcomes that could be realized upon settlement. When it is more-likely-than-not that a tax position will be sustained, we record a liability for the anticipated tax and interest due upon ultimate settlement with a taxing authority. Unrecognized tax benefits, including accrued penalties and interest, increased in 2021 due to the acquisition of FLIR. During the first quarter of 2022, we paid approximately $296.4 million related to an acquired uncertain tax position; refer to Note 3 for additional detail. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of reserves, there could be a significant impact on our consolidated financial position and annual results of operations.
Pension Plans
The Company’s accounting for its defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension benefits. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10% of the greater of the market related value of assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization. For our plan which covers mostly inactive participants, gains and losses subject to amortization are amortized over the average participants future life expectancy which is approximately 17 years. This plan represents the majority of the pension obligations. For our other plan, gains and losses subject to amortization are amortized over the average employee future service period which is approximately nine years. Significant assumptions used in determining our pension income or expense are the expected long-term rate of return on plan assets, participant mortality estimates, expected rates of increase in future compensation levels, employee turnover, as well as the assumed discount rate on pension obligations.
Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2022 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(0.1)	$0.1
Change in long-term rate of return on plan assets	$(2.1)	$2.1
See Note 10 for additional pension disclosures.
Recent Accounting Standards
For a discussion of recent accounting standards see Note 2.
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
Many factors could change the anticipated results, including: ongoing challenges and uncertainties posed by the COVID pandemic for businesses and governments around the world, including production, supply, contractual and other disruptions, such as COVID-related lockdowns, facility closures, furloughs and travel restrictions; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages, higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards;

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
While Teledyne’s growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the recent acquisition of ChartWorld, involve various inherent risks, such as, among others, our ability to integrate acquired businesses, retain key management and customers and achieve identified financial and operating synergies. There are additional risks associated with acquiring, owning and operating businesses internationally, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report under the caption “Other Matters - Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report on pages 36 through 74. See the “Index to Financial Statements and Related Information” on page 36.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Exchange Act, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of January 1, 2023, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 1, 2023, are effective.

Internal Controls
See Management Statement on page 37 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 38 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.
Sarbanes-Oxley Disclosure Committee
The Company maintains a Sarbanes-Oxley Disclosure Committee, which is comprised of senior representatives of the Company, including members of our finance, accounting, tax, internal audit and legal departments.
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
Not applicable.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is set forth in the 2023 Proxy Statement under the captions “Executive Management”, “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.

Item 11.     Executive Compensation
The information required by this item is set forth in the 2023 Proxy Statement under the captions “Executive and Director Compensation” and “Personnel and Compensation Committee Report” incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2023 Proxy Statement under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2023 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services
The information required by this item is set forth in the 2023 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 36 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 74 of this Report, which is incorporated herein by reference.
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
(c)  Financial Schedules:
See Item 15(a)(2) above.

MANAGEMENT STATEMENT

RESPONSIBILITY FOR PREPARATION OF THE FINANCIAL STATEMENTS AND ESTABLISHING AND MAINTAINING ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for the preparation of the financial statements included in this Annual Report on Form 10-K. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this Annual Report on Form 10-K is consistent with the financial statements.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2023. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of January 1, 2023, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 38 of this Annual Report.

Date: February 24, 2023

/s/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 24, 2023

/s/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2023, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Los Angeles, California
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the "Company") as of January 1, 2023 and January 2, 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended January 1, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Indefinite-Lived Trademarks – FLIR Reporting Unit and Trademarks - Refer to Notes 2, 3, and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill and indefinite lived intangible assets for impairment involves the comparison of the fair value of each reporting unit and indefinite lived intangible asset to the respective carrying value. The Company performed annual impairment tests using quantitative approaches for the FLIR reporting unit goodwill and the FLIR indefinite lived trademarks. As of the annual impairment test date, the carrying value of the FLIR reporting unit goodwill and the FLIR indefinite lived trademarks were $5,748.0 million and $685.0 million, respectively. Management used a combination of the discounted cash flow approach and the market approach to estimate fair value of the FLIR reporting unit, and the relief from royalty approach to estimate fair value of the FLIR indefinite lived trademarks. The estimation of fair value using these quantitative approaches requires management to make significant estimates and assumptions related to future revenue projections and the selected discount rates.
Given the estimation of fair value of both the FLIR reporting unit and FLIR indefinite lived trademarks requires management to make significant estimates and assumptions related to the forecasts of future revenue projections and the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue projections and the discount rate used to estimate the fair value of the FLIR reporting unit and the FLIR indefinite lived trademark as of the impairment test date included the following, among others:
•We tested the effectiveness of management’s controls over the forecasted future revenue projections and the selected discount rate used to both estimate the fair value and perform the quantitative impairment tests for the FLIR reporting unit and FLIR indefinite lived trademarks.
•We evaluated the reasonableness of the revenue projections by comparing them to (1) FLIR and third-party historical financial data, (2) current economic factors and analyst reports of FLIR and companies in its peer group, and (3) the Company’s similar historical acquisitions and reporting units.
•We performed a sensitivity analysis by varying projected revenue assumptions.
•With the assistance of our fair value specialists, we performed an analysis comparing applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation models.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates of the discount rates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 24, 2023

We have served as the Company's auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	For the Fiscal Year
	2022	2021	2020
Net sales	$5,458.6	$4,614.3	$3,086.2
Costs and expenses
Cost of sales	3,128.3	2,772.9	1,905.3
Selling, general and administrative	1,156.6	1,067.8	662.0
Acquired intangible asset amortization	201.7	149.3	38.8
Total costs and expenses	4,486.6	3,990.0	2,606.1
Operating income (loss)	972.0	624.3	480.1
Interest and debt expense, net	(89.3)	(90.8)	(15.3)
Non-service retirement benefit income	11.4	11.2	12.1
Gain (loss) on debt extinguishment	10.6	(13.4)	—
Other income (expense), net	3.4	2.5	(7.2)
Income (loss) before income taxes	908.1	533.8	469.7
Provision (benefit) for income taxes	119.2	88.5	67.8
Net income (loss) including noncontrolling interest	788.9	445.3	401.9
Less: Net income (loss) attributable to noncontrolling interest	0.3	—	—
Net income (loss) attributable to Teledyne	$788.6	$445.3	$401.9

Basic earnings per common share	$16.85	$10.31	$10.95
Weighted average common shares outstanding	46.8	43.2	36.7

Diluted earnings per common share	$16.53	$10.05	$10.62
Weighted average diluted common shares outstanding	47.7	44.3	37.9
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Fiscal Year
	2022	2021	2020
Net income (loss) including noncontrolling interest	$788.9	$445.3	$401.9
Other comprehensive income (loss):
Foreign exchange translation adjustment	(343.3)	(44.4)	65.8
Hedge activity, net of tax	4.7	(5.7)	4.6
Pension and postretirement benefit adjustments, net of tax	42.1	50.2	(24.7)
Other comprehensive income (loss) (a)	(296.5)	0.1	45.7
Comprehensive income (loss) including noncontrolling interest	492.4	445.4	447.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.3	—	—
Comprehensive income (loss) attributable to Teledyne	$492.1	$445.4	$447.6
(a) Net of income tax expense of $25.0 million in 2022, income tax expense of $11.7 million for 2021 and income tax benefit of $9.8 million for 2020.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
For the Fiscal Years Ended January 1, 2023 and January 2, 2022
(in millions, except share amounts)

	2022	2021
Assets
Current Assets
Cash and cash equivalents	$638.1	$474.7
Accounts receivable, net	883.7	767.7
Unbilled receivables, net	274.7	316.1
Inventories, net	890.7	752.9
Prepaid expenses and other current assets	130.7	118.0
Total Current Assets	2,817.9	2,429.4
Property, plant and equipment, net	769.8	827.5
Goodwill	7,873.0	7,986.7
Acquired intangible assets, net	2,440.6	2,741.6
Prepaid pension assets	178.4	123.7
Other assets, net	274.3	321.4
Total Assets	$14,354.0	$14,430.3
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$505.7	$469.5
Accrued liabilities	717.6	1,028.9
Current portion of long-term debt and other debt	300.1	—
Total Current Liabilities	1,523.4	1,498.4
Long-term debt	3,620.5	4,099.4
Long-term deferred tax liabilities	490.0	625.5
Other long-term liabilities	547.2	585.0
Total Liabilities	6,181.1	6,808.3
Commitments and Contingencies
Redeemable Noncontrolling Interest	3.7	—
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 15,000,000 shares; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; Issued shares: 47,194,766 at January 1, 2023, and 47,194,766 at January 2, 2022; outstanding shares: 46,912,635 at January 1, 2023, and 46,692,296 at January 2, 2022	0.5	0.5
Additional paid-in capital	4,353.4	4,317.1
Retained earnings	4,561.8	3,773.2
Treasury stock, 282,131 at January 1, 2023 and 502,470 at January 2, 2022	(20.0)	(38.8)
Accumulated other comprehensive income (loss)	(726.5)	(430.0)
Total Stockholders’ Equity	8,169.2	7,622.0
Total Liabilities and Stockholders’ Equity	$14,354.0	$14,430.3
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2019	$0.4	$360.5	$2,926.0	$(96.4)	$(475.8)	$2,714.7
Net income (loss)	—	—	401.9	—	—	401.9
Other comprehensive income (loss), net of tax	—	—	—	—	45.7	45.7
Treasury stock issued	—	(36.9)	—	36.9	—	—
Stock-based compensation	—	30.0	—	—	—	30.0
Exercise of stock options	—	36.3	—	—	—	36.3
Balance, January 3, 2021	0.4	389.9	3,327.9	(59.5)	(430.1)	3,228.6
Net income (loss)	—	—	445.3	—	—	445.3
Other comprehensive income (loss), net of tax	—	—	—	—	0.1	0.1
Common stock issued	0.1	3,888.6	—	—	—	3,888.7
Treasury stock issued	—	(20.7)	—	20.7	—	—
Stock-based compensation	—	33.9	—	—	—	33.9
Exercise of stock options	—	25.4	—	—	—	25.4
Balance, January 2, 2022	0.5	4,317.1	3,773.2	(38.8)	(430.0)	7,622.0
Net income (loss)	—	—	788.6	—	—	788.6
Other comprehensive income (loss), net of tax	—	—	—	—	(296.5)	(296.5)
Treasury stock issued	—	(18.8)	—	18.8	—	—
Stock-based compensation	—	31.5	—	—	—	31.5
Exercise of stock options	—	23.6	—	—	—	23.6
Balance, January 1, 2023	$0.5	$4,353.4	$4,561.8	$(20.0)	$(726.5)	$8,169.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Fiscal Year
	2022	2021	2020
Operating Activities
Net income (loss) including noncontrolling interest	$788.9	$445.3	$401.9
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	332.2	371.8	116.2
Stock-based compensation	31.5	33.9	30.0
Bridge financing and debt extinguishment (income) expense	(10.6)	30.5	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable and unbilled receivables	(87.9)	(158.9)	47.8
Inventories	(155.2)	7.0	54.3
Prepaid expenses and other assets	(50.4)	11.8	(10.2)
Accounts payable	45.9	99.1	(46.3)
Accrued expenses and other liabilities	(344.2)	(5.7)	53.7
Deferred and income taxes payable, net	(35.2)	(21.4)	(28.8)
Other, net	(28.2)	11.2	0.3
Net cash provided by (used in) operating activities	486.8	824.6	618.9
Investing Activities
Purchases of property, plant and equipment	(92.6)	(101.6)	(71.4)
Purchase of businesses and other investments, net of cash acquired	(99.6)	(3,723.3)	(29.0)
Other, net	16.8	0.6	1.0
Net cash provided by (used in) investing activities	(175.4)	(3,824.3)	(99.4)
Financing Activities
Proceeds from issuance of term loans and senior notes, net	—	3,975.9	2.7
Payments on other debt	(174.8)	(1,141.7)	(100.8)
Liquidations of cross currency swap	43.1	—	—
Proceeds from stock options exercised	23.6	25.4	36.3
Payments for bridge financing and debt extinguishment	—	(30.5)	—
Other, net	(1.9)	(22.0)	—
Net cash provided by (used in) financing activities	(110.0)	2,807.1	(61.8)
Effect of exchange rate changes on cash and cash equivalents	(38.0)	(5.8)	15.9
Change in cash and cash equivalents	163.4	(198.4)	473.6
Cash and cash equivalents—beginning of period	474.7	673.1	199.5
Cash and cash equivalents—end of period	$638.1	$474.7	$673.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2023

Note 1. Description of Business
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include factory automation and condition monitoring, aerospace and defense, air and water quality environmental monitoring, electronics design and development, medical imaging and pharmaceutical research, oceanographic research, and deepwater energy exploration and production. Following the 2021 acquisition of FLIR Systems, Inc. (“FLIR”), the Company further evolved into a global sensing and decision-support technology company, providing specialty sensors, cameras, instrumentation, algorithms and software across the electromagnetic spectrum, as well as unmanned systems, in the subsea, land and air domains. Teledyne differentiates itself from many of our direct competitors by having a customer and Company-sponsored applied research center that augments its product development expertise. The Company believes that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in the markets and industries in which it competes.
The Company's businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems.
Note 2. Summary of Significant Accounting Policies
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2022 was a 52-week fiscal year and ended on January 1, 2023. Fiscal year 2021 was a 52-week fiscal year and ended on January 2, 2022. Fiscal year 2020 was a 53-week fiscal year and ended on January 3, 2021. References to the years 2022, 2021 and 2020 are intended to refer to the respective fiscal year unless otherwise noted.
Basis of Presentation
Certain prior year amounts have been reclassified to conform to the current period presentation. In the current year, gain (loss) on debt extinguishment is presented as separate line item on the income statement.
Principles of Consolidation
The consolidated financial statements include the accounts of Teledyne and its majority-owned subsidiaries. Intercompany accounts and intercompany transactions have been eliminated.
Foreign Currency Translation
The Company’s foreign entities’ accounts are generally measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) ("AOCI").
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales returns and allowances, allowance for doubtful accounts, inventories, goodwill, intangible assets, asset valuations, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates used are reasonable.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Accounts Receivable, Contract Assets and Contract Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities). Under the typical payment terms of the Company's over time contracts, the customer pays the Company either performance-based payments or progress payments. Amounts billed and due from the Company's customers are classified as receivables on the consolidated balance sheets. The Company may receive interim payments as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. The Company recognizes a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, the Company records an unbilled receivable (contract asset) for the amount entitled to be received based on an enforceable right to payment.
The Company evaluates the collectability of its accounts receivable and contract assets based on a combination of factors, and judgment is required in the estimation process. If the Company becomes aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, the Company uses an aging schedule and recognizes allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and historical collection experience adjusted for current expectations for the customers or industry. Accounts receivable are written off against the allowance for uncollectible accounts when the Company determines amounts are no longer collectible. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
Inventories
Inventories are stated at the lower of cost or net realizable value and primarily valued on an average cost or first-in, first-out method. Inventory reserves are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment was $129.8 million in 2022, $115.2 million in 2021 and $76.6 million in 2020.
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
Goodwill and acquired intangible assets with indefinite lives are not amortized but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more often as circumstances require. The Company uses qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units under the qualitative approach, the Company performs a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test. A quantitative impairment test, if applicable, is used to identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The Company performs quantitative tests for reporting units at least once every three years. However, for certain reporting units the Company may perform a quantitative impairment test more frequently.
The Company reviews intangible and other long-lived assets subject to depreciation or amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Acquired intangible assets with finite lives are amortized and reflected in the segment’s operating income over their estimated useful lives. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset, and reflected in selling, general and administrative expense at the respective business segment.
Pension and Postretirement Costs
The Company’s accounting for its defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with actuaries, the Company determines the appropriate assumptions for use in determining the liability for future pension benefits. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10% of the greater of the market-related value of assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization.
Product Warranties
Some of the Company’s products are subject to standard warranties, and the Company reserves for the estimated cost of product warranties on a product-specific basis. Facts and circumstances related to a product warranty matter and cost estimates to return, repair and/or replace the product are considered when establishing a product warranty reserve. The adequacy of preexisting warranty reserves is assessed regularly, and the reserve is adjusted as necessary based on a review of historical warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and long-term liabilities on the consolidated balance sheets.
Environmental Liabilities
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed in the period incurred. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which is generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental personnel in consultation with outside environmental specialists, when necessary.
Revenue Recognition
The Company determines the appropriate method by which it recognizes revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with our customers. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract’s transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract, and each performance obligation is valued based on its estimated relative standalone selling price. For standard products or services, list prices generally represent the standalone selling price. For performance obligations where list price is not available, the Company typically uses the expected cost plus a margin approach to estimate the standalone selling price for that performance obligation. Approximately 70% of revenue is recognized at a point in time, with the remaining 30% recognized over time.
Revenue recognized at a point in time relates primarily to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. This type of revenue arrangement is typical for our commercial contracts within the Digital Imaging, Instrumentation, and Aerospace and Defense Electronics segments. If the Company cannot objectively demonstrate that the product meets those specifications prior to the shipment, the revenue is deferred until customer acceptance is obtained. The transaction price in these arrangements can include variable consideration, such as product returns and sales allowances. The estimation of this variable consideration and determination of whether to include estimated amounts as a reduction in the transaction price is based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.
Revenue recognized over time relates primarily to contracts to design, develop and/or manufacture highly engineered products used in both defense and commercial applications. This type of revenue arrangement is typical of the Company's U.S. government contracts and to a lesser extent for certain commercial contracts, with both contract types occurring across all segments. The customer typically controls the work in process as evidenced either by contractual termination clauses or by a right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as the Company incurs costs on contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The transaction price in these arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, contract amounts not yet funded, or other provisions that can either increase or decrease the transaction price. The Company estimates variable consideration at the amount to which it expects to be entitled, and the Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
The majority of the Company's over time contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Over time contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the contract modifications on the Company's over time contracts are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
While extended or non-customary warranties do not represent a significant portion of the Company's revenue, the Company recognizes warranty services as a separate performance obligation when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Shipping and Handling
Shipping and handling fees reimbursed by customers are classified as revenue while shipping and handling costs incurred by the Company are classified as cost of sales in the accompanying consolidated statements of income.
Research and Development and Bid and Proposal Costs
Selling, general and administrative expenses include research and development and bid and proposal costs which are expensed as incurred and were $360.6 million in 2022, $299.3 million in 2021 and $196.0 million in 2020. The 2022 and 2021 amounts included $177.2 million and $113.8 million, respectively, in research and development and bid and proposal costs incurred by Teledyne FLIR, with the 2021 Teledyne FLIR amount representing a partial year due to the timing of the acquisition.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are recorded as right-of-use assets and operating lease liabilities. Finance leases are included in property and equipment, current accrued liabilities, and other long-term liabilities in the consolidated balance sheets.
Operating lease right-of-use assets represent a right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and use an implicit rate when readily available. Since most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate to determine the present value of lease payments. The rate will take into consideration the underlying asset’s economic environment, including the length of the lease term and currency that the lease is payable in. The Company's lease agreements may include options to extend or early terminate the lease term at either a fixed cost, fixed increase or market value adjustment. The Company evaluates the likelihood of exercising each renewal option based on many factors, including the length of the renewal option and the future new lease cost, if known, or the estimated future new lease cost if it is not a fixed amount and will include those renewal options that are reasonably certain to be exercised for purposes of calculating the lease liability and corresponding right-of-use asset. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Stock-based Compensation Costs
The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock, restricted stock units (RSUs), and performance shares. The fair value of share-based compensation is determined at the grant date and the recognition of the related expense is generally recorded over the period in which the share-based compensation vests. Since 2019, stock options granted to our Chairman, President and Chief Executive Officer are expensed immediately, as stock options continue to vest after retirement. The Company issues shares of common stock upon the exercise of stock options.
Income Taxes
The Company is subject to income taxes in the Unites States and numerous foreign jurisdictions. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company's ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
Income tax positions must meet a more-likely-than-not recognition in order to be recognized in the financial statements. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense. As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or derecognition.
Business Acquisitions
Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill.
Earnings Per Common Share
Basic and diluted earnings per common share are computed based on net income (loss) attributable to Teledyne. The weighted average number of common shares outstanding during the period is used in the calculation of basic earnings per share. This number of shares is increased by contingent shares that could be issued under various compensation plans as well as by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per common share.
Derivative Instruments and Hedging Activities
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company's foreign currency objective is achieved through the following:
•The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges.
•The Company has converted U.S. dollar denominated, variable rate and fixed rate debt obligations of a European subsidiary, into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges.
•The Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables.
In addition, the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income.
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
Fair Value Measurements
Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The Company considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The fair value hierarchy comprises three levels. Level 1 relates to quoted prices in active markets for identical assets or liabilities. Level 2 relates to observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities. Level 3 are unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy; for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.
Related Party Transactions
For all periods presented, the Company had no material related party transactions that required disclosure.
Recent Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. This standard requires annual disclosure of the key terms of supplier finance programs, obligations outstanding with a description of where the amounts are presented in the financial statements, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. This standard does not affect recognition, measurement or financial statement presentation of supplier finance obligations. The guidance requires retrospective application to all periods in which a balance sheet is presented, except for the rollforward requirement, which will be applied prospectively. The ASU becomes effective January 1, 2023, except for the rollforward, which is effective on January 1, 2024. The Company is currently evaluating the impact of this guidance on our consolidated financial statements.
Other ASU's issued but not effective until after January 1, 2023 are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 3. Business Acquisitions
2022 Acquisitions
ETM
During the fourth quarter of 2022, Teledyne acquired ETM-Electromatic, Inc. ("ETM") for $87.7 million in cash, net of cash acquired, and subject to certain adjustments. ETM, headquartered in Newark, California, designs and manufactures high-power microwave and high-energy X-ray subsystems for cancer radiotherapy, defense and X-ray security applications. ETM is part of the Digital Imaging segment. Goodwill resulting from the ETM acquisition will not be deductible for tax purposes.
NL Acoustics
During the third quarter of 2022, the Company acquired an approximate 80% majority interest in Noiseless Acoustics Oy ("NL Acoustics"), paying $11.9 million in cash, net of cash acquired, during the year, with an immaterial amount payable in 2023. NL Acoustics, located in Helsinki, Finland, designs and manufactures acoustics imaging instruments and predictive maintenance solutions. NL Acoustics is part of the Digital Imaging segment. Goodwill resulting from the NL Acoustics acquisition will not be deductible for tax purposes.
The minority ownership interest in shares of NL Acoustics held by a third party is classified as a redeemable noncontrolling interest on the consolidated balance sheet due to a put option under which the third party may require the Company to purchase the remaining ownership interest, with the put option exercisable beginning in the third quarter of 2025. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. Changes in the redeemable noncontrolling interest balance during the period were not material.
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for the acquisitions made in 2022 (in millions):

	2022
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ETM	October 28, 2022	$87.7	$32.6	$20.9
NL Acoustics (acquisition of 80% interest)	July 15, 2022	11.9	11.6	3.8
Total		$99.6	$44.2	$24.7
(a) Net of cash acquired; an immaterial portion of NL Acoustics will be paid in 2023.
The Company’s cost to acquire these 2022 acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the 2022 acquisitions is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for the 2022 acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's financial results. The significant factors that resulted in recognition of goodwill for the 2022 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
2021 Acquisition
On May 14, 2021, Teledyne acquired the outstanding stock of FLIR for approximately $8.1 billion, comprising of net cash payments of $3.7 billion, Teledyne share issuances of $3.9 billion, and the assumption of FLIR debt of $0.5 billion. FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, and Teledyne issued approximately 9.5 million shares at $409.41 per share. See Note 8 for information regarding financing activities undertaken in connection with the FLIR acquisition.
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
The significant factors that resulted in recognition of goodwill include the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of this acquisition have been included in Teledyne’s results since the dates of acquisition.
The following table presents the final purchase price allocation for FLIR, as the measurement period closed in the second quarter of 2022. The Company accounted for the FLIR acquisition under the acquisition method and measured identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company has completed the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The fair values of acquired intangibles were determined based on estimates and assumptions deemed reasonable by the Company.

Final fair values allocated to the assets acquired and liabilities assumed - FLIR (in millions):	2022
Cash and cash equivalents	$287.7
Accounts receivable, net	241.3
Unbilled receivables, net	72.1
Inventories, net	519.4
Prepaid expenses and other current assets	54.8
Total current assets	1,175.3

Property, plant and equipment	354.1
Goodwill	5,939.7
Acquired intangible assets	2,490.0
Other long-term assets	141.9
Total assets acquired	10,101.0

Accounts payable	144.7
Accrued liabilities	612.1
Total current liabilities acquired	756.8

Long-term debt, net	496.8
Long-term deferred tax liabilities	603.3
Other long-term liabilities	335.5
Total liabilities assumed	2,192.4
Consideration transferred	$7,908.6

Consideration transferred, net of cash acquired (a)	$7,620.9

(a)
The consideration included approximately $3.9 billion of Teledyne shares issued to existing shareholders of the acquired company. This $3.9 billion of equity consideration is a non-cash transaction. An immaterial portion of the cash consideration for certain vested FLIR restricted stock awards was deferred at the election of the award holder and will be paid out in future periods.

During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The total taxes, penalties and interest levied by the STA totals SEK 3.1 billion ($364.7 million based on exchange rates as of the acquisition date). In March 2020, FLIR received an adverse judgment from the First Instance Court of Sweden regarding the STA’s reassessment. FLIR appealed the decision to the Administrative Court of Appeal in Stockholm, Sweden (the “Appellate Court”). Teledyne recorded a liability for this uncertain tax position that reflects the most likely outcome for this tax matter under the acquisition method for business combinations in the third quarter of 2021, which was included within accrued liabilities on the consolidated balance sheet. On January 26, 2022, the Administrative Court of Appeal in Stockholm, Sweden generally affirmed the March 2020 ruling of the First Instance Court and determined an estimated tax liability in the amount of SEK 2.765 billion. Teledyne paid the tax on February 2, 2022 totaling $296.4 million. The Company requested for permission to appeal this ruling to the Swedish Administrative Supreme Court. In the fourth quarter of 2022, the appeal was denied.
During the second quarter of 2022, the Company finalized the measurement period including reviewing and identifying acquisition accounting adjustments for a number of acquired tax positions of FLIR that meet the definition of an acquired uncertain tax position. In addition to the STA matter described above, the Company recorded $187.6 million of purchase accounting adjustments for the accrual of other uncertain tax positions of FLIR. These amounts are primarily included within other long-term liabilities on the consolidated balance sheets.
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the FLIR acquisition (dollars in millions):

Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years
Proprietary technology	$1,355.0	9.7
Customer list/relationships	450.0	14.4
Total acquired intangibles subject to amortization	1,805.0	10.9
Intangibles not subject to amortization:
Trademarks	685.0	n/a
Total acquired intangible assets	$2,490.0

Goodwill	$5,939.7	n/a

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
The following table presents proforma net sales, net income and earnings per common share data assuming FLIR was acquired at the beginning of the 2020 fiscal year:

(unaudited - in millions, except per share amounts)	2021 (a)	2020 (a)
Net sales	$5,235.6	$5,009.9
Net income	$571.7	$399.6
Basic earnings per common share	$13.23	$8.65
Diluted earnings per common share	$12.91	$8.43
(a) The above unaudited proforma information is only presented for the FLIR acquisition as it is considered a material acquisition.
Note 4. Business Segments
Teledyne's businesses are aligned in four reportable segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as micro electromechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. This segment also includes our sponsored and centralized research laboratories which benefit government programs and commercial businesses. Teledyne acquired FLIR in May 2021. Teledyne FLIR technologies include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications.
Segment results include net sales and operating income by segment but excludes corporate office expenses. Corporate expense primarily includes various administrative expenses relating to the corporate office not allocated to our segments.
Information on the Company’s business segments was as follows (in millions):

Net sales (a):	2022	2021	2020
Digital Imaging	$3,110.9	$2,412.9	$986.0
Instrumentation	1,254.0	1,166.9	1,094.5
Aerospace and Defense Electronics	682.4	628.7	589.4
Engineered Systems	411.3	405.8	416.3
Total net sales	$5,458.6	$4,614.3	$3,086.2

Operating income (loss):	2022	2021	2020
Digital Imaging	$519.3	$325.6	$192.8
Instrumentation	295.3	253.7	213.2
Aerospace and Defense Electronics	184.1	133.2	80.8
Engineered Systems	39.2	48.6	50.1
Corporate expense	(65.9)	(136.8)	(56.8)
Total operating income (loss)	$972.0	$624.3	$480.1
(a) Net sales excludes inter-segment sales of $25.3 million and $20.2 million for fiscal years 2022 and 2021, respectively.

Depreciation and amortization (in millions):	2022	2021	2020
Digital Imaging (a)	$279.0	$309.2	$49.2
Instrumentation	32.6	38.1	38.3
Aerospace and Defense Electronics	12.4	13.2	13.7
Engineered Systems	4.4	7.2	9.2
Corporate	3.8	4.1	5.8
Total depreciation and amortization	$332.2	$371.8	$116.2
(a) The fiscal year 2022 amount for Digital Imaging included $167.6 million of acquired asset intangible amortization related to FLIR. The fiscal year 2021 amount included $106.4 million of acquired inventory step-up expense and $110.3 million of acquired asset intangible amortization related to FLIR.

Capital expenditures (in millions):	2022	2021	2020
Digital Imaging	$63.9	$64.2	$33.4
Instrumentation	9.3	13.3	18.0
Aerospace and Defense Electronics	8.0	8.4	10.4
Engineered Systems	5.3	12.9	7.5
Corporate	6.1	2.8	2.1
Total capital expenditures	$92.6	$101.6	$71.4

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.

Identifiable assets (in millions):	2022	2021	2020
Digital Imaging	$11,432.3	$11,756.8	$2,000.8
Instrumentation	1,626.4	1,640.3	1,676.2
Aerospace and Defense Electronics	540.1	536.3	567.6
Engineered Systems	200.3	179.2	175.1
Corporate	554.9	317.7	665.1
Total identifiable assets	$14,354.0	$14,430.3	$5,084.8
Information on the Company’s sales by geographic region and long-lived assets by major geographic area was as follows:

Sales by geographic region (in millions):	2022	2021	2020
United States	$2,872.6	$2,466.4	$1,700.9
Europe	1,157.3	958.5	616.9
Asia	971.5	807.9	597.6
All other regions	457.2	381.5	170.8
Total sales	$5,458.6	$4,614.3	$3,086.2

Long-lived assets (in millions):	2022	2021	2020
United States	$7,873.1	$9,446.3	$1,707.0
Canada	1,169.7	763.5	372.9
United Kingdom	825.8	622.4	539.5
France	427.4	463.7	505.1
All other countries	1,225.4	679.3	201.7
Total long-lived assets	$11,521.4	$11,975.2	$3,326.2
Long-lived assets consist of property, plant and equipment, goodwill, acquired intangible assets, prepaid pension assets and other long-term assets including deferred compensation assets but excluding any deferred tax assets. In 2021, provisional amounts for goodwill and intangible assets were primarily included in the United States as the FLIR acquisition was provisional at that time. The all other countries category primarily consists of Teledyne’s other operations in Europe, primarily in Sweden, Norway, Belgium and Estonia.
Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. All other segments each contain one product line.

The tables below provide a summary of the sales by product line for the Instrumentation segment (in millions):

Instrumentation:	2022	2021	2020
Environmental Instrumentation	$465.0	$446.3	$411.3
Marine Instrumentation	460.7	424.1	426.3
Test and Measurement Instrumentation	328.3	296.5	256.9
Total	$1,254.0	$1,166.9	$1,094.5
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of the COVID pandemic, beginning in 2020 the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. Teledyne also exited certain facilities no longer needed. In 2021, the Company took actions to integrate FLIR into our businesses resulting in higher severance and facility closure costs in the Digital Imaging segment. In 2021, the Company incurred $26.4 million of severance and facility consolidation costs, primarily related to our Digital Imaging Segment. Severance and facility consolidation costs incurred in 2022 were not material, and, at January 1, 2023, an immaterial amount remains to be paid related to these actions.
Note 5. Revenue Recognition and Contract Balances
The Company disaggregates its revenue from contracts with customers by customer type and geographic region for each of our segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in each of our segments is primarily derived from fixed-price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed-price contracts in a given reporting period, with the balance of net sales related to cost-reimbursable type contracts. For 2022, 2021 and 2020, approximately 49%, 47%, and 53% of net sales in the Engineered Systems segment was derived from fixed-price contracts.

	Fiscal Year Ended January 1, 2023			Fiscal Year Ended January 1, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$619.1	$2,491.8	$3,110.9	$1,416.6	$749.7	$637.8	$306.8	$3,110.9
Instrumentation	108.1	1,145.9	1,254.0	554.5	311.5	267.1	120.9	1,254.0
Aerospace and Defense Electronics	266.3	416.1	682.4	494.6	96.1	65.3	26.4	682.4
Engineered Systems	366.4	44.9	411.3	406.9	—	1.3	3.1	411.3
Total	$1,359.9	$4,098.7	$5,458.6	$2,872.6	$1,157.3	$971.5	$457.2	$5,458.6
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended January 2, 2022			Fiscal Year Ended January 2, 2022
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$515.9	$1,897.0	$2,412.9	$1,082.6	$567.8	$510.3	$252.2	$2,412.9
Instrumentation	91.6	1,075.3	1,166.9	512.6	298.5	247.5	108.3	1,166.9
Aerospace and Defense Electronics	227.2	401.5	628.7	469.0	92.1	48.6	19.0	628.7
Engineered Systems	358.4	47.4	405.8	402.2	0.1	1.5	2.0	405.8
Total	$1,193.1	$3,421.2	$4,614.3	$2,466.4	$958.5	$807.9	$381.5	$4,614.3
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended January 3, 2021			Fiscal Year Ended January 3, 2021
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$120.9	$865.1	$986.0	$387.0	$245.2	$310.7	$43.1	$986.0
Instrumentation	80.6	1,013.9	1,094.5	471.1	279.2	238.9	105.3	1,094.5
Aerospace and Defense Electronics	229.9	359.5	589.4	429.4	92.4	46.6	21.0	589.4
Engineered Systems	386.8	29.5	416.3	413.4	0.1	1.4	1.4	416.3
Total	$818.2	$2,268.0	$3,086.2	$1,700.9	$616.9	$597.6	$170.8	$3,086.2
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

For over time contracts using the cost-to-cost method, the Company has an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2022 and 2021 was approximately $29.9 million of favorable operating income and $26.8 million favorable operating income, respectively, with both years primarily related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income for any period presented.
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of January 1, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,099.3 million. The Company expects approximately 76% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 24% recognized thereafter.
The unbilled receivable balance decreased from the beginning of the year by $41.4 million, or 13.1%, primarily due to achieving billing milestones on certain contracts within the Digital Imaging segment, including FLIR defense-related contracts. Contract liabilities decreased from the beginning of the year by $3.5 million, or 1.7% primarily due to the decrease in customer advances and credits in our Digital Imaging segment partially offset by an increase in customer advances in our Engineered Systems segment. The Company recognized revenue of $144.4 million during the year ended January 1, 2023 from contract liabilities that existed at the beginning of year.
Note 6. Goodwill and Intangible Assets

Goodwill (in millions):	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 3, 2021	$997.8	$968.8	$165.8	$17.6	$2,150.0
Current year acquisitions	5,905.5	—	—	—	5,905.5
Foreign currency changes and other	(35.8)	(32.9)	(0.1)	—	(68.8)
Balance at January 3, 2022	6,867.5	935.9	165.7	17.6	7,986.7
Current year acquisitions	78.5	—	—	—	78.5
Foreign currency changes and other	(165.6)	(22.7)	(3.9)	—	(192.2)
Balance at January 1, 2023	$6,780.4	$913.2	$161.8	$17.6	$7,873.0
In the fourth quarter of 2022, the Company performed a quantitative test for the FLIR reporting unit and qualitative tests for all other reporting units. The results of our annual impairment tests of goodwill indicated that no impairment existed in 2022, 2021 or 2020.

	2022			2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired intangible assets (in millions):
Proprietary technology	$1,667.7	$497.4	$1,170.3	$1,767.7	$358.2	$1,409.5
Customer list/relationships	596.1	177.0	419.1	616.2	141.8	474.4
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Definite-lived trademarks	7.1	4.4	2.7	4.5	3.9	0.6
Backlog	16.1	15.8	0.3	16.3	16.3	—
Acquired intangible assets subject to amortization	2,288.5	696.1	1,592.4	2,406.2	521.7	1,884.5
Acquired intangible assets not subject to amortization:
Indefinite-lived trademarks	848.2	—	848.2	857.1	—	857.1
Total acquired intangible assets	$3,136.7	$696.1	$2,440.6	$3,263.3	$521.7	$2,741.6
Amortizable acquired intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Consistent with Teledyne’s growth strategy, the Company seeks to acquire companies in markets characterized by high barriers to entry and that include specialized products not likely to be commoditized.  Given our markets and highly engineered nature of our products, the rates of new technology development and customer acquisition and/or attrition are often not volatile.  As such, Teledyne believes the value of acquired intangible assets decline in a linear, as opposed to an accelerated fashion, and the Company believes amortization on a straight-line basis is appropriate. Recorded impairment charges to intangible assets were not material in 2022, 2021 or 2020. The expected future amortization expense for the next five years is as follows (in millions): 2023 - $195.2; 2024 - $193.1; 2025 - $187.7; 2026 - $185.4; 2027 - $178.8.
The estimated remaining useful lives by asset category as of January 1, 2023, are as follows:

Acquired intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	7.5
Customer list/relationships	10.7
Patents	1.3
Backlog	0.7
Trademarks	4.0
Total acquired intangibles subject to amortization	8.2

Note 7. Supplemental Balance Sheet Information

Accounts Receivable and Unbilled Receivables (in millions):	Balance at year-end
	2022	2021
Commercial and other billed receivables	$763.1	$672.9
U.S. Government and prime contractors billed receivables	132.3	108.6
	895.4	781.5
Allowance for doubtful accounts	(11.7)	(13.8)
Account receivable, net	$883.7	$767.7

Commercial and other unbilled receivables, net	$148.3	$158.3
U.S. Government and prime contractors unbilled receivables, net	126.4	157.8
Unbilled receivables, net	$274.7	$316.1

Inventories (in millions):	Balance at year-end
	2022	2021
Raw materials and supplies	$563.7	$479.8
Work in process	156.8	123.0
Finished goods	170.2	150.1
Total inventories, net	$890.7	$752.9

Property, plant and equipment (in millions):	Balance at year-end
	2022	2021
Land	$103.6	$105.6
Buildings	436.4	448.9
Equipment and software and other	1,077.6	1,016.3
	1,617.6	1,570.8
Accumulated depreciation and amortization	(847.8)	(743.3)
Total property, plant and equipment, net	$769.8	$827.5

Accrued liabilities (in millions):	Balance at year-end
	2022	2021
Compensation, benefit and other employee related accruals	$205.1	$215.1
Contract liabilities	187.6	186.0
Warranty reserve	43.3	41.8
Operating lease liabilities	29.4	28.3
Derivative liabilities	27.8	4.4
Unrecognized tax benefits, including accrued interest and penalties	—	341.0
Other	224.4	212.3
Total accrued liabilities	$717.6	$1,028.9

Other long-term liabilities (in millions):	Balance at year-end
	2022	2021
Unrecognized tax benefits, including accrued interest and penalties	$176.3	$150.7
Operating lease liabilities	125.9	138.0
Deferred compensation liabilities	92.2	115.5
Pension and postretirement related liabilities	50.2	67.2
Contract liabilities	20.2	25.3
Derivative liabilities	19.4	9.6
Warranty reserve	7.0	7.7
Other	56.0	71.0
Total other long-term liabilities	$547.2	$585.0
A rollforward of the warranty reserve, including both short and long-term reserve balances, for the years 2022, 2021 or 2020 is as follows:

Warranty Reserve (in millions):	2022	2021	2020
Balance at beginning of year	$49.5	$22.4	$24.8
Product warranty expense	12.6	11.9	3.3
Deductions	(14.3)	(10.1)	(8.2)
Acquisition-related	2.5	25.3	2.5
Balance at end of year	$50.3	$49.5	$22.4

Note 8. Long-Term Debt

Long-Term Debt (dollars in millions):	January 1, 2023	January 2, 2022
$1.15 billion credit facility, due March 2026, weighted average variable rate of 5.46% at January 1, 2023 and 1.20% at January 2, 2022	$125.0	$125.0
0.65% Fixed Rate Senior Notes due April 2023	300.0	300.0
0.95% Fixed Rate Senior Notes due April 2024, callable after April 2022	450.0	450.0
Term loan due October 2024, variable rate of 5.63% at January 1, 2023 and 1.35% at January 2, 2022, swapped to a Euro fixed rate of 0.612%	150.0	150.6
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
Term loan due May 2026, variable rate of 5.61% at January 1, 2023 and 1.35% at January 2, 2022	245.0	355.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	500.0
2.75% Fixed Rate Senior Notes due April 2031	1,040.0	1,100.0
Other debt	2.1	0.7
Debt issuance costs	(26.5)	(31.9)
Total long-term debt	3,920.6	4,099.4
Current portion of long-term debt and other debt	(300.1)	—
Total long-term debt, net of current portion	$3,620.5	$4,099.4
Excluding interest and fees, no payments are due under the $1.15 billion unsecured credit facility (“credit facility”) until it matures in March 2026. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a base rate, Eurocurrency rate or equivalent as defined in our credit agreements. Available borrowing capacity under the credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $1,003.7 million at January 1, 2023. The credit agreement and term loans require the Company to comply with various financial and operating covenants and at January 1, 2023, the Company was in compliance with these covenants. At January 1, 2023, Teledyne had $38.6 million in outstanding letters of credit.
During 2022, the Company repaid $185.0 million of debt. The Company made $110.0 million of floating rate debt payments on its term loan due May 2026. The Company also repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt.
During 2021, the Company completed various financing activities as follows, with activity through the first half of 2021 primarily related to funding the cash portion of the FLIR acquisition:
•On January 4, 2021, the Company entered into a $4.5 billion short term stand-by bridge facility to support the completion of the FLIR acquisition, resulting in debt expense of $17.2 million.
•On March 4, 2021, the Company entered into a $1.0 billion Term Loan Credit Agreement (maturing May 2026) and an Amended and Restated Credit Agreement (maturing March 2026) with capacity of $1.15 billion. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty.
•On March 17, 2021, the Company called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net.
•On March 22, 2021, the Company completed all permanent financing for the acquisition of FLIR and terminated the $4.5 billion stand-by bridge facility. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. Teledyne may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed.
•As part of the acquisition of FLIR, the Company assumed and guaranteed FLIR’s $500.0 million, 2.50% Fixed Rate Senior Notes due August 2030.
•In the second half of 2021, the Company made $645.0 million of floating rate debt payments on its term loan due May 2026.

Maturities of long-term debt as of January 1, 2023 (in millions):

Fiscal year
2023	$300.1
2024	601.0
2025	0.3
2026	820.3
2027	0.3
Thereafter	2,225.1
Total principal payments	3,947.1
Debt issuance costs	(26.5)
Total debt	$3,920.6
The Company has no sinking fund requirements.
Total interest expense including credit facility fees and other bank charges was $89.3 million in 2022, $104.8 million in 2021 and $15.8 million in 2020. Cash payments for interest and credit facility fees and other bank charges totaled $79.3 million, $117.2 million and $19.1 million for 2022, 2021 and 2020, respectively. The 2021 amount included $30.5 million paid for bond financing and debt extinguishment costs.
Note 9. Income Taxes
Income (loss) before income taxes included the following (in millions):

	2022	2021	2020
Domestic operations	$490.3	$108.0	$289.5
Foreign operations	417.8	425.8	180.2
Total income (loss) before income taxes	$908.1	$533.8	$469.7

The provision for income taxes included the following (in millions):

	2022	2021	2020
Current provision (benefit)
Federal	$47.2	$43.0	$25.3
State	14.8	10.8	7.0
Foreign	47.8	57.5	39.1
Total current provision (benefit)	109.8	111.3	71.4
Deferred provision (benefit)
Federal	(39.0)	(39.7)	(0.5)
State	0.3	(0.1)	2.3
Foreign	48.1	17.0	(5.4)
Total deferred provision (benefit)	9.4	(22.8)	(3.6)
Provision (benefit) for income taxes	$119.2	$88.5	$67.8
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	1.7	1.8	2.0
Research and development tax credits	(1.8)	(3.4)	(3.4)
Investment tax credits	(0.5)	(1.1)	(1.0)
Foreign rate differential	1.5	1.4	0.6
Net accruals (reversals) for unrecognized tax benefits	(7.9)	(2.4)	0.7
Stock-based compensation	(1.1)	(2.5)	(4.5)
U.S. export sales	(2.0)	(1.3)	(2.5)
Acquisition-related costs	—	1.7	—
Other	2.2	1.4	1.5
Effective income tax rate	13.1%	16.6%	14.4%
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

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2022	2021
Long-term:
Accrued liabilities	$32.0	$52.6
Inventory valuation	30.3	41.5
Accrued vacation	8.3	9.6
Deferred compensation and other benefit plans	12.7	39.1
Postretirement benefits other than pensions	1.0	1.7
Operating lease liabilities	29.9	38.7
Capitalization of research and development	70.8	34.1
Tax credit and net operating loss carryforward	44.6	47.4
Other	32.6	—
Valuation allowance	(16.1)	(12.7)
Total deferred income tax assets	246.1	252.0
Deferred income tax liabilities:
Long-term:
Intangible amortization	646.9	751.5
Property, plant and equipment differences	31.9	37.8
Operating lease right-of-use assets	26.7	35.0
Unremitted earnings of foreign subsidiaries	3.1	15.9
Other	12.9	7.9
Total deferred income tax liabilities	721.5	848.1
Net deferred income tax liabilities	$475.4	$596.1
The Company is not permanently reinvested with respect to unremitted earnings of most of its foreign subsidiaries. The Company is subject to U.S. income tax on substantially all of these foreign earnings, while any remaining foreign earnings are eligible for potential U.S. tax deductions. As of January 1, 2023, the incremental tax cost to repatriate these earnings was not material.
The Company continues to make an indefinite reinvestment assertion on its material foreign subsidiaries in Canada, as the unremitted earnings of the Company’s Canadian foreign subsidiaries held for indefinite reinvestment are used to finance Canadian operations and investments. The Company estimates that future cash generation from non-Canadian operations will be sufficient to meet future domestic cash requirements. Determination of the unrecognized deferred tax liability for unremitted Canadian earnings is not practicable due to uncertainty and overall complexity of the potential calculations.
In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. In 2022, the valuation allowance for deferred tax assets increased by $3.4 million in 2022.
At January 1, 2023, the Company had approximately $45.1 million of net operating loss carryforward primarily from the Company’s entities in Denmark, France, the Netherlands and the United Kingdom, of which $36.3 million have no expiration dates and $8.8 million have expiration dates ranging from 2023 to 2040. The Company had Canadian capital loss carryforward in the amount of $3.9 million which has no expiration date. Also, the Company had aggregate Canadian federal and provincial investment tax credits of $13.2 million, which have expiration dates ranging from 2030 to 2042. The Company had Spanish federal research and development credit carryforward in the amount of $0.3 million, which have expiration dates ranging from 2025 to 2028. In addition, the Company had domestic federal and state net operating loss carryforward of $24.7 million and $162.3 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries. Of the $24.7 million federal net operation loss carryforward, $15.3 million have no expiration dates and $9.4 million have expiration dates ranging from 2024 to 2037. The state net operating loss carryforward amounts have expiration dates ranging from 2023 to 2043. Finally, the Company had state tax credits of $13.9 million, of which $9.4 million have no expiration date and $4.5 million have expiration dates ranging from 2023 to 2035.

Unrecognized tax benefits (in millions):	2022	2021	2020
Beginning of year	$402.0	$32.3	$24.5
Increase due to FLIR acquisition	—	413.8	—
Increase for tax positions taken during the current period	2.7	6.3	9.4
Increase in prior year tax positions	0.2	2.5	5.1
Reduction related to settlements with taxing authorities	(223.3)	(1.6)	(1.9)
Reduction related to lapse of the statute of limitations	(26.4)	(20.7)	(4.9)
Impact of exchange rate changes	7.6	(30.6)	0.1
End of year	$162.8	$402.0	$32.3
In the next 12 months, the Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $89.1 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues.
Teledyne recognized net tax benefits and expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of operations of $12.2 million of expense, $2.4 million of expense and $0.1 million of expense, for 2022, 2021 and 2020, respectively. Interest and penalties in the amount of $45.6 million, $160.8 million and $1.2 million were recognized in the 2022, 2021 and 2020 statement of financial position, respectively. In 2021, interest and penalties of $157.0 million were accrued as a result of the acquisition of FLIR. Substantially all of the unrecognized tax benefits as of January 1, 2023, if recognized, would affect our effective tax rate.
Current accrued liabilities on the consolidated balance sheet as of January 2, 2022 included unrecognized tax benefits, including accrued interest and penalties, of $341.0 million. Teledyne paid $296.4 million related to this accrued liability balance on February 2, 2022.
Teledyne files income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2011, Canadian income tax matters for all years through 2012, Swedish income tax matters for all years through 2016, Norwegian income tax matters for all years through 2017, Belgian income tax matters for all years through 2019, French income tax matters for all years through 2019 and United Kingdom income tax matters for all years through 2014.
Cash payments for federal, foreign and state income taxes were $212.4 million for 2022, which are net of $20.1 million in tax refunds. Cash payments for federal, foreign and state income taxes were $83.6 million for 2021, which are net of $22.4 million in tax refunds. Cash payments for federal, foreign and state income taxes were $74.5 million for 2020, which are net of $8.1 million in tax refunds.
Note 10. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has two domestic qualified defined benefit pension plans covering substantially all U.S. employees hired before January 1, 2004, excluding FLIR U.S. employees. All FLIR U.S. employees participate in a defined contribution plan, as FLIR had no legacy U.S. pension plans. As of January 1, 2004, new Teledyne hires participate in a defined contribution plan only. The Company also has several small domestic non-qualified and foreign-based defined benefit pension plans. The measurement date for the Company’s pension plans is December 31.
The domestic qualified pension plans allow participants to elect a lump-sum payment at retirement. In 2022, 2021 and 2020, the Company made lump sum payments of $24.8 million, $24.5 million and $24.9 million, respectively, from the domestic qualified pension plans assets to certain participants in the plan. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining our pension and postretirement obligations.
Net periodic benefit expense (income) allocation

	Domestic			Foreign
	2022	2021	2020	2022	2021	2020
Service cost - benefits earned during the period (in millions)	$7.6	$9.3	$9.3	$1.0	$1.3	$1.1

	Domestic			Foreign
Pension non-service (income) expense (in millions):	2022	2021	2020	2022	2021	2020
Interest cost on benefit obligation	$22.8	$21.6	$26.5	$0.8	$0.7	$0.9
Expected return on plan assets	(54.9)	(55.8)	(56.0)	(1.1)	(1.0)	(1.1)
Amortization of prior service cost	(1.8)	(3.6)	(6.0)	—	0.1	0.1
Amortization of actuarial loss	22.7	26.3	22.5	—	0.4	0.3
Settlements/Curtailment	—	—	—	(0.1)	—	—
Pension non-service (income) expense	$(11.2)	$(11.5)	$(13.0)	$(0.4)	$0.2	$0.2

Obligations and funded status
The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company’s asset allocation, historical returns on the types of assets held, the current economic environment, and prospective expectations. Teledyne determines the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high-quality corporate bonds priced as of the pension plan measurement date. The yields on the bonds are used to derive a discount rate for the obligation.
The following assumptions were used to measure the net benefit income or expense within each respective year for the domestic qualified plans and the foreign plans:

Pension Plan Assumptions:	Weighted-average discount rate	Weighted-average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic plans - 2022	2.91% - 3.08%	2.75%	6.58% - 7.80%
Domestic plans - 2021	2.55% - 2.78%	2.75%	6.71% - 7.80%
Domestic plans - 2020	3.38% - 3.52%	2.75%	6.71% - 7.80%

Foreign plans - 2022	0.20% - 1.80%	1.00% - 2.50%	1.00% - 2.70%
Foreign plans - 2021	0.10% - 1.20%	1.00% - 2.50%	0.80% - 2.50%
Foreign plans - 2020	0.20% - 1.80%	1.00% - 2.50%	1.00% - 3.00%
For its domestic and foreign pension plans the Company is projecting a weighted-average long-term rate of return on plan assets of 6.85% and 4.48% in 2023, respectively.

	Domestic		Foreign
	2022	2021	2022	2021
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$799.3	$846.8	$60.2	$70.4
Service cost - benefits earned during the year	7.6	9.3	1.0	1.3
Interest cost on projected benefit obligation	22.8	21.6	0.8	0.7
Actuarial (gain) loss	(179.1)	(11.8)	(12.0)	(7.4)
Benefits paid	(67.6)	(66.6)	(1.6)	(2.2)
Other - including foreign currency, settlements/curtailments	—	—	(3.2)	(2.6)
Benefit obligation - end of year	$583.0	$799.3	$45.2	$60.2

Accumulated benefit obligation - end of year	$580.5	$795.4	$42.2	$55.8

The key assumptions used to measure the benefit obligation at each respective year-end were:

Key assumptions:	Domestic Plans			Foreign Plans
	2022	2021	2020	2022	2021	2020
Discount rate	5.71% - 5.72%	2.91% - 3.08%	2.55% - 2.78%	2.20% - 4.80%	0.20% - 1.80%	0.10% - 1.20%
Salary growth rate	2.75%	2.75%	2.75%	1.50% - 3.00%	1.00% - 2.50%	1.00% -2.50%
Plan assets

	Domestic		Foreign
	2022	2021	2022	2021
Changes in plan assets (in millions):
Fair value of net plan assets - beginning of year	$864.3	$854.5	$52.9	$54.4
Actual return on plan assets	(79.2)	74.1	(12.6)	0.3
Employer contribution - other benefit plan	2.2	2.3	1.5	1.9
Foreign currency changes	—	—	(4.6)	(1.6)
Benefits paid	(67.6)	(66.6)	(1.7)	(2.2)
Other	—	—	(0.5)	0.1
Fair value of net plan assets - end of year	$719.7	$864.3	$35.0	$52.9

The following tables sets forth the funded status and amounts recognized in the consolidated balance sheets at year-end 2022 and 2021 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

		Domestic		Foreign
		2022	2021	2022	2021
Funded (unfunded) status		$136.7	$65.0	$(10.2)	$(7.3)

Amounts recognized in the consolidated balance sheets as a debit (credit):
Balance sheet item	Balance sheet location
Prepaid pension assets	Other assets, net - noncurrent	$178.4	$118.9	$—	$4.8
Accrued pension obligations short-term	Accrued liabilities	(3.9)	(3.7)	(0.5)	(0.4)
Accrued pension obligations long-term	Other long-term liabilities	(37.8)	(50.2)	(9.7)	(11.7)
Net amount recognized		$136.7	$65.0	$(10.2)	$(7.3)

Amounts recognized in AOCI:
Net prior service cost (credit)		$(1.2)	$(3.0)	$0.5	$0.6
Net loss		330.2	397.7	5.6	3.4
Net amount recognized, before tax effect		$329.0	$394.7	$6.1	$4.0
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2022	2021
Projected benefit obligation	$84.4	$79.2
Accumulated benefit obligation	$81.6	$74.9
Fair value of plan assets	$32.7	$15.6
 At year-end 2022 and 2021 the Company had an accumulated non-cash reduction to stockholders’ equity of $255.5 million and $297.6 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $77.6 million at year end 2022 and $100.9 million at year end 2021.
At January 1, 2023, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2023 for the pension plans are: net loss $10.1 million and net prior service credit $1.7 million.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2023	$55.2	$2.4
2024	$54.3	$2.1
2025	$55.0	$2.3
2026	$56.5	$2.6
2027	$53.9	$2.5
2028 - 2032	$244.2	$13.3
Investments
 The Company has an active management policy for the pension assets in the qualified domestic pension plans. As of January 1, 2023, the long-term asset allocation target for the domestic plans consists of approximately 35% in equity instruments, approximately 54% in fixed income instruments and approximately 11% in alternatives.
The pension plans' investments are stated at fair value. Plan investments that are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. Plan investments that are considered a level 2 fair value hierarchy and are valued based on observable market data. Plan investments that would be considered a level 3 fair value hierarchy are valued based on management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
Certain investments measured at fair value using net asset values as a practical expedient are not required to be categorized in the fair value hierarchy table listed below. As such, the total fair value of these net asset values based investments has been included in the table below to permit reconciliation to the plan asset amounts previously disclosed.

The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of January 1, 2023, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$48.3	$—	$48.3
Equity securities	2.8	185.7	—	188.5
U.S. government securities and futures	225.9	11.2	—	237.1
Corporate bonds	—	22.4	—	22.4
Insurance contracts related to foreign plans	—	10.7	—	10.7
Fair value of net plan assets at the end of the year	$228.7	$278.3	$—	$507.0

Investments measured at net asset value:
Alternatives				$177.5
Mutual funds (c)				4.3
Mortgage-backed securities				53.6
High yield bonds				12.3
Fair value of net plan assets at the end of the year				$247.7
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
Defined Benefit Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees. Total cost for these plans was less than

$1.0 million for each fiscal year 2022, 2021 and 2020.
Deferred Contribution Plans
The Company’s contributions associated with its 401(k) plans were $29.7 million, $15.2 million and $13.8 million, for 2022, 2021 and 2020, respectively.
Deferred Compensation Plans
The Company has non-qualified executive deferred compensation plans that provide supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. Teledyne has an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. In addition, the Company has separate deferred compensation plans acquired in connection with the FLIR and ETM acquisitions, and these plans were frozen at the end of fiscal years 2021 and 2022, respectively.
As of January 1, 2023 and January 2, 2022, $92.2 million and $115.5 million, respectively, is included in other long-term liabilities related to deferred compensation liabilities on the consolidated balance sheets. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $94.7 million and $113.4 million, as of January 1, 2023 and January 2, 2022, respectively, and is primarily included in other non-current assets on the consolidated balance sheets.
Note 11. Stockholders’ Equity

Common stock and treasury stock activity:	Common Stock	Treasury Stock
Balance, December 29, 2019	37,697,865	1,149,899
Issued	—	(403,641)
Balance, January 3, 2021	37,697,865	746,258
Issued	9,496,901	(243,788)
Balance, January 2, 2022	47,194,766	502,470
Issued	—	(220,339)
Balance, January 1, 2023	47,194,766	282,131
In 2021, Teledyne issued approximately 9.5 million shares in connection with the FLIR acquisition. See Note 3 for additional information about the FLIR acquisition. Shares issued from treasury stock include stock options exercised as well as shares issued under certain other compensation plans.
Treasury Stock
In January 2016, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its common stock. The number of shares that the Company may repurchase will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Although the Company has no current plans to repurchase stock, future repurchases, if any, are expected to be funded with cash on hand and borrowings under the Company’s credit facility. No repurchases were made since 2015.
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2022, 2021 or 2020.
Stock Incentive Plans
Teledyne has long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, restricted stock units, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. During 2022, 2021 and 2020, the Company has granted time-based stock options, time-based restricted stock unit awards, and performance-based restricted stock unit awards. Employee stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10-year life. Employee time-based restricted stock units vest in one-third increments on the first, second and third anniversary of the grant. Performance-based restricted stock awards granted during 2022, 2021 and 2020 may be earned based upon a time-based component and the performance of the Company's return to stockholders over a three-year period.
In 2021, the Company discontinued the Performance Share Plan ("PSP"), with an immaterial amount of compensation expense recorded in 2022 and 2021. Teledyne’s PSP provided grants of performance share units, which key officers and executives could earn if Teledyne met specified performance objectives over a three-year period. Awards were payable in cash and to the extent available, shares of Teledyne common stock.

Stock Options
The Company recorded $17.9 million, $20.0 million, and $24.7 million for stock option expense for 2022, 2021 and 2020, respectively. The Company issues shares of common stock upon the exercise of stock options.
The total pretax intrinsic value of options exercised during 2022 and 2021 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $53.7 million and $64.2 million, respectively. At January 1, 2023, the intrinsic value of stock options outstanding was $312.6 million and the intrinsic value of stock options exercisable was $306.1 million. During 2022 and 2021, the amount of cash received from the exercise of stock options was $23.6 million and $25.4 million, respectively.
At January 1, 2023, there was $27.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.5 years.
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

Stock option valuation assumptions:	2022	2021	2020
Expected dividend yield	n/a	n/a	n/a
Expected volatility	26.5%	27.8%	23.7%
Risk-free interest rate	3.33%	0.09% to 1.58%	1.50% to 1.75%
Expected life in years	6.4	5.2	6.6
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2022, 2021 and 2020 was $124.44, $134.88 and $106.26, respectively.
Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2022		2021		2020
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,793,857	$206.08	1,819,147	$170.10	1,988,576	$130.67
Granted	135,751	$360.39	211,973	$440.48	247,273	$382.91
Exercised	(179,828)	$131.44	(213,384)	$118.55	(382,554)	$95.22
Canceled or expired	(23,049)	$397.36	(23,879)	$328.15	(34,148)	$252.43
Ending balance	1,726,731	$223.43	1,793,857	$206.08	1,819,147	$170.10
Options exercisable at end of period	1,395,949	$182.53	1,328,191	$148.73	1,242,786	$118.57
The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 1, 2023, under the stock option plans.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$40.70-$99.99	395,285	$84.21	2.0	395,285	$84.21
$100.00-$199.99	519,692	$153.53	4.6	519,692	$153.53
$200.00-$299.99	279,956	$217.67	6.1	279,956	$217.67
$300.00-$399.99	338,503	$373.88	8.2	135,248	$382.91
$400.00-$445.21	193,295	$440.89	8.7	65,768	$440.90
	1,726,731	$223.43	5.4	1,395,949	$182.53

Restricted Stock
The following table shows restricted stock award activity:

	Employee Time-Based Restricted Stock Units		Employee Performance-Based Restricted Stock Awards		Non-Employee Directors Restricted Stock Units
Restricted Stock:	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share
Balance, December 29, 2019	—	$—	56,412	$158.62	$9,067	$199.90
Granted	—	$—	10,080	$360.33	3,692	$312.41
Vested	—	$—	(23,087)	$114.74	(2,640)	$249.72
Forfeited/Canceled	—	$—	—	$—	(353)	$311.17
Balance, January 3, 2021	—	$—	43,405	$228.80	9,766	$224.94
Granted	62,974	$409.41	10,227	$334.92	2,592	$450.27
Vested	(8,720)	$409.41	(15,423)	$176.64	(5,300)	$227.90
Forfeited/Canceled	(4,903)	$409.41	(380)	$176.64	—	$—
Balance, January 2, 2022	49,351	$409.41	37,829	$279.27	7,058	$308.54
Granted	89,472	$360.39	19,492	$427.51	3,904	$451.13
Vested	(15,698)	$409.41	(17,522)	$200.00	(1,440)	$450.27
Forfeited/Canceled	(5,653)	$399.20	(398)	$388.15	—	$—
Balance, January 1, 2023	117,472	$372.51	39,401	$386.76	9,522	$345.57
Employee Time-based Restricted Stock Units
Prior to 2021, the Company had no outstanding employee restricted stock units subject only to time-based vesting. As part of the acquisition of FLIR, the Company assumed certain unvested restricted stock units that were issued by FLIR in March 2021. The unvested restricted stock units were converted to 62,974 Teledyne restricted stock units. In October 2022, the Company granted 89,472 restricted stock units with a weighted average fair value of $360.39 per share. The Company recorded $7.8 million in compensation expense related to restricted stock units to employees for both fiscal years 2022 and 2021. The majority of the expense related to these restricted stock units is included in the Digital Imaging segment results. This amount can be impacted by employee retirements, terminations or other awards granted during the remainder of the year. At January 1, 2023, there was $36.8 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Employee Performance-based Restricted Stock Awards
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
The estimated expense for restricted stock awards with both time-based and performance-based components to employees is based on a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the S&P 500 Index for awards granted since 2021, the Russell 1000 Index for awards granted from 2018 to 2020 and the Russell 2000 for awards granted prior to 2018. The Company recorded $5.1 million, $3.5 million and $3.3 million in compensation expense related to restricted stock awards to employees, for fiscal years 2022, 2021 and 2020, respectively. At January 1, 2023, there was $6.7 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.5 years.
Non-Employee Directors Restricted Stock
Non-employee directors each received restricted stock units valued at $170,000 in 2022, $130,000 in 2021 and $110,000 in 2020 or valued at half the amount for a person who becomes a director for the first time after the date of the Annual Meeting. The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee director’s restricted stock units was $1.7 million for 2022, $1.2 million for 2021 and

$1.1 million for 2020, with an immaterial amount of unrecognized compensation cost that will be recognized over the first half of 2023.
Note 12. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share (amounts in millions, except per share data):

Earnings Per Common Share:	2022	2021	2020
Net income attributable to Teledyne	$788.6	$445.3	$401.9
Basic earnings per common share:
Weighted average common shares outstanding	46.8	43.2	36.7

Basic earnings per common share	$16.85	$10.31	$10.95

Diluted earnings per share:
Weighted average common shares outstanding	46.8	43.2	36.7
Effect of diluted securities (primarily stock options)	0.9	1.1	1.2
Weighted average diluted common shares outstanding	47.7	44.3	37.9

Diluted earnings per common share	$16.53	$10.05	$10.62
In 2022, 2021 and 2020, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Note 13. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the fiscal years ended January 1, 2023, and January 2, 2022:

(in millions)	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)
Other comprehensive income (loss) before reclassifications	(44.4)	18.0	—	(26.4)
Amounts reclassified from AOCI	—	(23.7)	50.2	26.5
Net other comprehensive income (loss)	(44.4)	(5.7)	50.2	0.1
Balance as of January 2, 2022	(129.0)	(3.4)	(297.6)	(430.0)
Other comprehensive income (loss) before reclassifications	(343.3)	16.4	—	(326.9)
Amounts reclassified from AOCI	—	(11.7)	42.1	30.4
Net other comprehensive income (loss)	(343.3)	4.7	42.1	(296.5)
Balance as of January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
The reclassification out of AOCI for the fiscal years ended January 1, 2023, and January 2, 2022, are as follows:

	2022	2021
(in millions)	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Gain (loss) on cash flow hedges:
Gain (loss) recognized in income on derivatives	$(15.7)	$(31.7)	See Note 14
Income tax impact	4.0	8.0	Provision for income taxes
Total	$(11.7)	$(23.7)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.8)	$(3.5)	See Note 10
Amortization of net actuarial loss	22.7	26.8	See Note 10
Pension adjustments	45.2	36.6	See Note 10
Total before tax	66.1	59.9
Income tax impact	(24.0)	(9.7)
Net of tax	$42.1	$50.2

Note 14. Derivative Instruments
As of January 1, 2023, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $125.8 million. These foreign currency forward contracts have maturities ranging from March 2023 to February 2024. As of January 1, 2023, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $16.8 million. These foreign currency forward contracts have maturities ranging from March 2023 to February 2024.
The cross currency swaps have notional amounts of €130.0 million and $125.0 million, and €156.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million U.S. dollars and matures in March 2023.
In addition, the Company utilizes foreign currency forward contracts which are not designated as hedging instruments for accounting purposes to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of January 1, 2023, Teledyne had foreign currency contracts of this type primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$236.1	U.S. Dollars	US$	178.6
Euros		€237.4	U.S. Dollars	US$	237.2
Great Britain Pounds		£89.5	U.S. Dollars	US$	104.9
U.S. Dollars	US$	15.6	Swedish Krona	kr	168.8
Danish Krone	Kr.	74.6	U.S. Dollars	US$	10.0
Swedish Krona	kr	491.1	Euros		€46.0
Norwegian Krone	kr	214.7	Swedish Krona	kr	231.4
The above table includes non-designated hedges derived from terms contained in triggered or previously designated cash flow hedges. The gains and losses on these derivatives which are not designated as hedging instruments, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
All derivatives are recorded on the balance sheet at fair value. The accounting for income and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
The effect of derivative instruments designated as cash flow hedges for 2022 and 2021 was as follows (in millions):

	2022	2021
Net gain (loss) recognized in AOCI - foreign exchange contracts (a)	$17.6	$23.6
Net gain (loss) recognized in AOCI - interest rate contracts	$1.7	$0.4
Net gain (loss) reclassified from AOCI into revenue/cost of sales - foreign exchange contracts	$4.8	$9.2
Net gain (loss) reclassified from AOCI into interest expense - foreign exchange contracts	$5.2	$3.4
Net gain (loss) reclassified from AOCI into interest expense -interest rate contracts	$0.4	$(1.6)
Net gain (loss) reclassified from AOCI into other income and expense, net - foreign exchange contracts (b)	$15.5	$20.7
(a)Effective portion
(b)Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred losses recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $5.0 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interests rate swap expected to be reclassified from AOCI into income in the next 12 months total $7.2 million.
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2022 and 2021 was an expense of $32.0 million and income of $21.9 million, respectively.
Note 15. Fair Value Measurements
Cash equivalents were $167.1 million at January 1, 2023 and less than $0.1 million at January 2, 2022. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. As of January 1, 2023 and January 2, 2022, the aggregate fair values of our borrowings were $3,492.7 million and $4,146.6 million, respectively, and the carrying values were $3,947.1 million and $4,130.0 million, respectively.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset (Liability) Derivative Positions	Balance sheet location	January 1, 2023	January 2, 2022
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$0.4	$0.3
Cash flow forward contracts	Accrued liabilities	(6.8)	(1.2)
Interest rate contracts	Other current assets	0.7	—
Interest rate contracts	Accrued liabilities	—	(1.2)
Interest rate contracts	Other long-term liabilities	—	(0.1)
Cash flow cross currency swaps	Other current assets	2.7	3.9
Cash flow cross currency swaps	Accrued liabilities	(14.0)	—
Cash flow cross currency swaps	Other long-term liabilities	(18.3)	(9.4)
Total derivatives designated as hedging instruments		(35.3)	(7.7)
Derivatives not designated as hedging instruments:
Non-designated foreign currency forward contracts	Other current assets	3.5	4.7
Non-designated foreign currency forward contracts	Accrued liabilities	(7.0)	(2.1)
Total derivatives not designated as hedging instruments		(3.5)	2.6
Total asset (liability) derivatives		$(38.8)	$(5.1)
The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.
Note 16. Leases
Operating Leases
Teledyne has more than 150 long-term operating lease agreements for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for non-lease components such as utilities, taxes, insurance and maintenance expense. The Company accounts for lease and non-lease components as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At January 1, 2023, Teledyne has right-of-use assets of $142.1 million included in noncurrent other assets, net on the consolidated balance sheets.
At January 1, 2023, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Operating lease commitments:
2023	$35.3
2024	29.5
2025	25.9
2026	20.8
2027	16.9
Thereafter	48.4
Total minimum lease payments	176.8
Less:
Imputed interest	(21.5)
Current portion (included in current accrued liabilities)	(29.4)
Present value of minimum lease payments, net of current portion	$125.9
The weighted average remaining lease term for operating leases is approximately 7.0 years and the weighted average discount rate is approximately 3.53%. Rental expense under operating leases, including leases with a term of 12 months or less, net of immaterial sublease income, was $45.1 million in 2022, $40.9 million in 2021 and $29.4 million in 2020. Variable lease expense was $5.9 million in 2022, $5.8 million in 2021 and $5.3 million in 2020. Cash paid for amounts included in the measurement of lease liabilities was $36.9 million for 2022 and $39.7 million for 2021. Right-of-use assets obtained in exchange for lease obligations was $26.1 million for 2022 and $24.3 million for 2021
Finance Leases and Subleases
Our finance leases and subleases are not material.
Note 17. Commitments and Contingencies
The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws.
At January 1, 2023, the Company’s reserves for environmental remediation obligations totaled $5.8 million, of which $1.6 million is included in current accrued liabilities and the remainder included in other long-term liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to thirty years.
Effective April 24, 2022, the United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”) closed the four-year Consent Agreement that had been entered into by FLIR Systems, Inc. to resolve allegations regarding various violations of the International Traffic in Arms Regulations (“ITAR”). On April 13, 2022, Teledyne paid $3.5 million as the final installment of the civil penalty under the Consent Agreement. While FLIR and its successor by mergers, Teledyne FLIR, have enhanced the trade compliance program more broadly, implemented remedial measures and have undergone external audits of the ITAR compliance program, future adverse disclosures and findings could cause incurrence of additional expenses in connection with potential penalties or further remedial measures.
In April 2021, FLIR resolved allegations of misrepresentations made to the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), between November 2012 and December 2013, in a commodity jurisdiction request relating to newly developed Lepton uncooled focal plane arrays by an administrative settlement and fine of $0.3 million and agreeing to perform two internal audits of its EAR export compliance programs. The first internal audit has been completed timely and another voluntary disclosure had been filed to report potential violations. This case was closed without further action by BIS with the issuance of a warning letter. The second internal audit was completed timely in October 2022, for which a voluntary disclosure was also filed and is still pending disposition.
Teledyne has made other voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to BIS with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not authorized due to a potentially incorrect de minimis calculation methodology under section 734.4 and Supplement No. 2 of the EAR. Furthermore, Teledyne has made voluntary disclosures to export authorities in jurisdictions outside the U.S. for certain potential violations of local export laws, which may increase its penalty exposure.
At this time, based on available information, the Company is unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such an outcome becomes estimable or known.
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
Note 18. Subsequent Events
On January 3, 2023, the Company acquired ChartWorld International Limited and affiliates ("ChartWorld"). ChartWorld, headquartered in Cyprus, with additional locations in Germany, Singapore, Canada and Japan, is a provider of digital marine navigation hardware and software provided through an affordable subscription-based model. ChartWorld is part of the Digital Imaging segment.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 1, 2023, January 2, 2022 and January 3, 2021
(in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other (a)	Balance at end of period
Fiscal Year 2022
Allowance for doubtful accounts	$13.8	1.6	—	(3.7)	$11.7
Environmental reserves	$6.3	0.2	—	(0.7)	$5.8

Fiscal Year 2021
Allowance for doubtful accounts	$12.3	4.5	—	(3.0)	$13.8
Environmental reserves	$6.5	0.4	—	(0.6)	$6.3

Fiscal Year 2020
Allowance for doubtful accounts	$10.2	4.1	—	(2.0)	$12.3
Environmental reserves	$6.0	1.1	—	(0.6)	$6.5

(a) Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written-off, net of recoveries.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

2.2
Agreement and Plan of Merger, dated as of January 4, 2021, by and among Teledyne Technologies Incorporated, Firework Merger Sub I, Inc., Firework Merger Sub II, LLC and FLIR Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2021 File No. 1-15295))

3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

3.2
Fourth Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 20, 2022 (File No. 1-15295))

4.1	Description of the Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (File No. 1-15295))

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

10.13
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.14
Administrative Rules of the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.15
Administrative Rules for the Restricted Stock Award Program under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.16
Form of Restricted Stock Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.17
Form of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.18
Terms and Conditions of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan for grants made after 2018 to Robert Mehrabian and Aldo Pichelli (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019 File No. 1-15295))†

10.19
Summary Plan Description for the Performance Share Plan 2018-2020 Cycle under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 23, 2018)†

10.20	Performance Plan Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26, 2021 File No. 1-15295))†

10.21
Seventh Amended and Restated Employment Agreement dated as of August 27, 2021, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))†

10.25
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.27
Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal years ended December 29, 2013 (File No. 1-15295))†

10.28
Amended and Restated Change in Controls Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year end January 3, 2016(File No. 1-15295)†

10.29
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year end December 29, 2013 (File No. 1-15295))†

10.30
Amended and Restated Change in Control Severance Agreement, dated as of January31, 2011, by and between Teledyne Technologies Incorporated and Edwin Roks (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year end December 30, 2018 (File No. 1-15295))†

10.31
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.32
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†

10.33
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.34
Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.35
First Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 3, 2021) (File No. 1-15295)

10.36
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.37
Amended and Restated Term Loan Credit Agreement, dated October 30, 2019, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the several banks and other financial institutions form time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, and B of A Securities, Inc., as sole book manager and sole lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2019).

10.38
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

10.39
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

10.40
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

10.41
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

10.42
Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.43
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

14.1	Teledyne Technologies Incorporated Global Code of Ethical Conduct - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
14.2	Code of Ethics for Financial Professionals - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
14.3	Directors, Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
21	Subsidiaries of Teledyne Technologies Incorporated*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm *
24.1	Power of Attorney - Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended January 1, 2023: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 24, 2023.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Mehrabian	Chairman, President and Chief
	Robert Mehrabian	Executive Officer (Principal Executive Officer) and Director	February 24, 2023

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 24, 2023

	/s/ Cynthia Belak	Vice President and
	Cynthia Belak	Controller (Principal Accounting Officer)	February 24, 2023

	*	Director	February 24, 2023
Charles Crocker

	*	Director	February 24, 2023
Kenneth C. Dahlberg

	*	Director	February 24, 2023
Michelle A. Kumbier

	*	Director	February 24, 2023
Simon M. Lorne

	*	Director	February 24, 2023
Robert A. Malone

	*	Director	February 24, 2023
Vincent J. Morales

	*	Director	February 24, 2023
Jane C. Sherburne

	*	Director	February 24, 2023
Denise R. Singleton

	*	Director	February 24, 2023
Michael T. Smith

	*	Director	February 24, 2023
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1