Form 10-Q
period 2023-04-02
TELEDYNE TECHNOLOGIES INC
filed 2023-04-28
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-15295
_____________________________________
TELEDYNE TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware		25-1843385
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1049 Camino Dos Rios
Thousand Oaks	California	91360-2362
(Address of principal executive offices)		(Zip Code)
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
Yes  ☐    No  ☒
There were 47,045,579 shares of common stock, $.01 par value per share, outstanding as of April 19, 2023.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE FIRST QUARTER ENDED APRIL 2, 2023 AND APRIL 3, 2022
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2023	2022
Net sales	$1,383.3	$1,321.0
Costs and expenses
Cost of sales	790.7	752.6
Selling, general and administrative	300.4	291.3
Acquired intangible asset amortization	49.7	53.6
Total costs and expenses	1,140.8	1,097.5
Operating income (loss)	242.5	223.5
Interest and debt income (expense), net	(21.0)	(22.3)
Non-service retirement benefit income (expense), net	3.3	2.8
Other income (expense), net	(1.1)	(1.0)
Income (loss) before income taxes	223.7	203.0
Provision (benefit) for income taxes	44.9	(9.6)
Net income (loss) including noncontrolling interest	178.8	212.6
Less: Net income (loss) attributable to noncontrolling interest	0.1	—
Net income (loss) attributable to Teledyne	$178.7	$212.6

Basic earnings per common share	$3.81	$4.55
Weighted average common shares outstanding	46.9	46.7

Diluted earnings per common share	$3.73	$4.46
Weighted average diluted common shares outstanding	47.9	47.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE FIRST QUARTER ENDED APRIL 2, 2023 AND APRIL 3, 2022
(Unaudited - Amounts in millions)

	First Quarter
	2023	2022
Net income (loss) including noncontrolling interest	$178.8	$212.6
Other comprehensive income (loss):
Foreign exchange translation adjustment	(4.3)	(32.6)
Hedge activity, net of tax	2.5	6.5
Pension and postretirement benefit adjustments, net of tax	1.5	4.2
Other comprehensive income (loss)	(0.3)	(21.9)
Comprehensive income (loss) including noncontrolling interest	178.5	190.7
Comprehensive (income) loss attributable to noncontrolling interest	0.1	—
Comprehensive income (loss) attributable to Teledyne	$178.4	$190.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	April 2, 2023	January 1, 2023
Assets
Current Assets
Cash and cash equivalents	$665.2	$638.1
Accounts receivable, net	827.9	883.7
Unbilled receivables, net	292.2	274.7
Inventories, net	951.7	890.7
Prepaid expenses and other current assets	145.4	130.7
Total current assets	2,882.4	2,817.9
Property, plant and equipment, net of accumulated depreciation and amortization of $876.2 at April 2, 2023 and $847.8 at January 1, 2023	765.3	769.8
Goodwill	7,925.5	7,873.0
Acquired intangibles, net	2,405.4	2,440.6
Prepaid pension assets	182.4	178.4
Other assets, net	268.3	274.3
Total Assets	$14,429.3	$14,354.0
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$495.0	$505.7
Accrued liabilities	692.9	717.6
Current portion of long-term debt	300.1	300.1
Total current liabilities	1,488.0	1,523.4
Long-term debt, net of current portion	3,520.3	3,620.5
Long-term deferred tax liabilities	482.4	490.0
Other long-term liabilities	569.2	547.2
Total Liabilities	6,059.9	6,181.1
Commitments and contingencies
Redeemable Noncontrolling Interest	3.7	3.7
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at April 2, 2023 and 47,194,766 at January 1, 2023; outstanding shares: 47,037,465 at April 2, 2023 and 46,912,635 at January 1, 2023	0.5	0.5
Additional paid-in capital	4,360.9	4,353.4
Retained earnings	4,740.5	4,561.8
Treasury stock, 157,301 shares at April 2, 2023 and 282,131 shares at January 1, 2023	(9.4)	(20.0)
Accumulated other comprehensive income (loss)	(726.8)	(726.5)
Total Stockholders’ Equity	8,365.7	8,169.2
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity	$14,429.3	$14,354.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	$0.5	$4,353.4	$(20.0)	$4,561.8	$(726.5)	$8,169.2
Net income (loss)	—	—	—	178.7	—	178.7
Other comprehensive income (loss), net of tax	—	—	—	—	(0.3)	(0.3)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation	—	7.9	—	—	—	7.9
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, April 2, 2023	0.5	4,360.9	(9.4)	4,740.5	(726.8)	8,365.7

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 2, 2022	$0.5	$4,317.1	$(38.8)	$3,773.2	$(430.0)	$7,622.0
Net income (loss)	—	—	—	212.6	—	212.6
Other comprehensive income (loss), net of tax	—	—	—	—	(21.9)	(21.9)
Treasury stock issued	—	(11.6)	11.6	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	12.7	—	—	—	12.7
Balance, April 3, 2022	0.5	4,325.2	(27.2)	3,985.8	(451.9)	7,832.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 2, 2023 AND APRIL 3, 2022
(Unaudited - Amounts in millions)

	Three Months
	2023	2022
Operating Activities
Net income (loss) including noncontrolling interest	$178.8	$212.6
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	82.1	86.9
Stock-based compensation	7.9	9.0
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	50.0	(57.2)
Inventories	(57.6)	(56.6)
Accounts payable	(10.8)	33.1
Deferred and income taxes receivable/payable, net	7.2	5.6
Prepaid expenses and other assets	(11.3)	(2.4)
Accrued expenses and other liabilities	(34.6)	(451.5)
Other operating, net	(8.7)	3.8
Net cash provided by (used in) operating activities	203.0	(216.7)
Investing Activities
Purchases of property, plant and equipment	(24.4)	(21.0)
Purchase of businesses, net of cash acquired	(52.5)	—
Other investing, net	—	1.4
Net cash provided by (used in) investing activities	(76.9)	(19.6)
Financing Activities
Net borrowings from (repayments made to) credit facility	(100.0)	32.0
Payments on other debt	(0.1)	—
Proceeds from exercise of stock options	10.2	12.7
Maturity of cross currency swap	(13.5)	—
Other financing, net	—	(2.1)
Net cash provided by (used in) financing activities	(103.4)	42.6
Effect of exchange rate changes on cash	4.4	3.3
Change in cash and cash equivalents	27.1	(190.4)
Cash and cash equivalents—beginning of period	638.1	474.7
Cash and cash equivalents—end of period	$665.2	$284.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 2, 2023

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (“2022 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of April 2, 2023 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the first quarter ended April 2, 2023. The results of operations and cash flows for the periods ended April 2, 2023 and cash flows for the three months ended April 2, 2023 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Recent Accounting Standards
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. This standard requires annual disclosure of the key terms of supplier finance programs, obligations outstanding with a description of where the amounts are presented in the financial statements, a rollforward of such amounts, and interim disclosure of amounts outstanding as of the end of each period. The adoption of ASU 2022-04 did not have an impact on the Company's disclosures as the impact of supplier finance programs is not material to the Company's financial statements.
Note 2. Business Acquisitions
2023 Acquisitions
ChartWorld
During the first quarter of 2023, the Company acquired ChartWorld International Limited and affiliates ("ChartWorld") for $52.5 million in cash, net of cash acquired, and subject to certain adjustments. ChartWorld, headquartered in Cyprus, with additional locations in Germany, Singapore, Canada and Japan, is a provider of digital marine navigation hardware and software provided through an affordable subscription-based model. ChartWorld is part of the Digital Imaging segment. Goodwill resulting from the ChartWorld acquisition will not be deductible for tax purposes.
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
The minority ownership interest in shares of NL Acoustics held by certain former owners and employees is classified as a redeemable noncontrolling interest on the consolidated balance sheet due to a put option under which the third party may require the Company to purchase the remaining ownership interest, with the put option exercisable beginning in the third quarter of 2025. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. Changes in the redeemable noncontrolling interest balance during the period were not material.
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for these acquisitions (in millions):

	2023
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ChartWorld	January 3, 2023	$52.5	$48.4	$11.3
(a) Net of cash acquired
	2022
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ETM	October 28, 2022	$87.7	$33.5	$20.9
NL Acoustics (acquisition of 80% interest)	July 15, 2022	11.9	11.6	3.8
Total		$99.6	$45.1	$24.7
(a) Net of cash acquired; an immaterial portion of NL Acoustics will be paid in 2023.
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for these acquisitions is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's financial results. The significant factors that resulted in recognition of goodwill for the 2022 and 2023 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
Note 3. Business Segments
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
The following table presents net sales and operating income by segment (dollars in millions):

	First Quarter		%
	2023	2022	Change
Net sales (a):
Digital Imaging	$772.5	$750.5	2.9%
Instrumentation	333.5	308.9	8.0%
Aerospace and Defense Electronics	173.2	166.2	4.2%
Engineered Systems	104.1	95.4	9.1%
Total net sales	$1,383.3	$1,321.0	4.7%
Operating income:
Digital Imaging	$122.2	$115.7	5.6%
Instrumentation	80.7	71.6	12.7%
Aerospace and Defense Electronics	47.0	42.9	9.6%
Engineered Systems	10.0	9.4	6.4%
Corporate expense	(17.4)	(16.1)	8.1%
Operating income	$242.5	$223.5	8.5%
(a) Net sales excludes inter-segment sales of $6.2 million and $5.5 million for the first quarter of 2023 and 2022, respectively.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	April 2, 2023	January 1, 2023
Digital Imaging	$11,406.6	$11,432.3
Instrumentation	1,634.6	1,626.4
Aerospace and Defense Electronics	554.5	540.1
Engineered Systems	188.3	200.3
Corporate	645.3	554.9
Total identifiable assets	$14,429.3	$14,354.0
Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2023	2022
Marine Instrumentation	$128.2	$111.9
Environmental Instrumentation	117.9	114.0
Test and Measurement Instrumentation	87.4	83.0
Total	$333.5	$308.9

Note 4. Revenue Recognition and Contract Balances
Approximately 70% of the Company's net sales are recognized at a point in time, with the remaining 30% of net sales recognized over time. The Company disaggregates its revenue from contracts with customers by customer type and geographic region for each segment, as management believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in each segment is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the three months ended April 2, 2023, approximately 51% of net sales in the Engineered Systems segment were derived from fixed price contracts.

	First Quarter Ended April 2, 2023			First Quarter Ended April 2, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$130.4	$642.1	$772.5	$334.4	$197.3	$158.4	$82.4	$772.5
Instrumentation	23.0	310.5	333.5	138.0	97.2	67.5	30.8	333.5
Aerospace and Defense Electronics	64.7	108.5	173.2	120.1	29.5	17.0	6.6	173.2
Engineered Systems	93.4	10.7	104.1	103.3	—	0.2	0.6	104.1
Total	$311.5	$1,071.8	$1,383.3	$695.8	$324.0	$243.1	$120.4	$1,383.3
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	First Quarter Ended April 3, 2022			First Quarter Ended April 3, 2022
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$141.5	$609.0	$750.5	$337.2	$183.8	$149.6	$79.9	$750.5
Instrumentation	22.4	286.5	308.9	133.4	80.9	65.6	29.0	308.9
Aerospace and Defense Electronics	59.9	106.3	166.2	123.9	22.6	14.2	5.5	166.2
Engineered Systems	86.4	9.0	95.4	95.0	—	0.2	0.2	95.4
Total	$310.2	$1,010.8	$1,321.0	$689.5	$287.3	$229.6	$114.6	$1,321.0
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	April 2, 2023	January 1, 2023
Accrued liabilities	$221.5	$187.6
Other long-term liabilities	20.7	20.2
Total contract liabilities	$242.2	$207.8
The Company recognized revenue of $67.9 million during the three months ended April 2, 2023 from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of April 2, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,198.8 million. The Company expects approximately 82% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 18% recognized thereafter.
Changes in Contract Estimates at Completion
For over time contracts using the cost-to-cost method, the Company has an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. The majority of revenue recognized over time uses an EAC process. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly.
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2023 and 2022 was $2.9 million of favorable operating income and $7.6 million favorable operating income, respectively, with both years primarily related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income for any period presented.
Note 5. Goodwill and Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 1, 2023	6,780.4	913.2	161.8	17.6	7,873.0
Current year acquisitions	48.4	—	—	—	48.4
Foreign currency changes and other	(0.3)	3.8	0.6	—	4.1
Balance at April 2, 2023	$6,828.5	$917.0	$162.4	$17.6	$7,925.5

Acquired intangible assets (in millions):	April 2, 2023			January 1, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,673.8	$538.2	$1,135.6	$1,667.7	$497.4	$1,170.3
Customer list/relationships	604.4	187.7	416.7	596.1	177.0	419.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	9.9	4.7	5.2	7.1	4.4	2.7
Backlog	16.2	16.0	0.2	16.1	15.8	0.3
Total intangibles subject to amortization	2,305.8	748.1	1,557.7	2,288.5	696.1	1,592.4
Intangibles not subject to amortization:
Trademarks	847.7	—	847.7	848.2	—	848.2
Total acquired intangible assets	$3,153.5	$748.1	$2,405.4	$3,136.7	$696.1	$2,440.6
An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2023. The Company will perform its annual analysis during the fourth quarter of 2023.
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $326.1 million and $167.1 million of cash equivalents at April 2, 2023 and January 1, 2023, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $10.6 million at April 2, 2023 and $11.7 million at January 1, 2023.
Inventories, net
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method, with an immaterial amount of inventories valued under the LIFO method. Inventory balances are summarized as follows (in millions):

	Balance at
	April 2, 2023	January 1, 2023
Raw materials and supplies	$577.1	$563.7
Work in process	178.9	156.8
Finished goods	195.7	170.2
Total inventories, net	$951.7	$890.7
Product Warranty Costs
Some of the Company’s products are subject to specified warranties, and the Company provides for the estimated cost of product warranties. The adequacy of the warranty reserve is assessed regularly, and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. The warranty reserve is included in current accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet.

	Three Months
Warranty Reserve (in millions):	2023	2022
Balance at beginning of year	$50.3	$49.5
Product warranty expense	4.3	0.6
Deductions	(4.2)	(4.8)
Balance at end of period	$50.4	$45.3

Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	April 2, 2023	January 1, 2023
$1.15 billion credit facility due March 2026, weighted average variable rate of 5.76% at April 2, 2023 and 5.46% at January 1, 2023	$25.0	$125.0
0.65% Fixed Rate Senior Notes due April 2023	300.0	300.0
0.95% Fixed Rate Senior Notes due April 2024	450.0	450.0
Term loan due October 2024, variable rate of 6.11% at April 2, 2023 and 5.63% at January 1, 2023, swapped to a Euro fixed rate of 0.61%	150.0	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
Term loan due May 2026, variable rate of 6.00% at April 2, 2023 and 5.61% at January 1, 2023	245.0	245.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,040.0	1,040.0
Other debt	0.6	2.1
Debt discount and debt issuance costs	(25.2)	(26.5)
Total debt, net	3,820.4	3,920.6
Less: current portion of long-term debt	(300.1)	(300.1)
Total long-term debt, net of current portion	$3,520.3	$3,620.5
During the first three months of 2023, the Company repaid $100.0 million of amounts outstanding on its credit facility.
At April 2, 2023, $1,103.9 million was available under the $1.15 billion credit facility, after reductions of $25.0 million in borrowings and $21.1 million in outstanding letters of credit. Our bank credit agreements require Teledyne to comply with various financial and operating covenants and at April 2, 2023, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 input in the fair value hierarchy and is valued based on observable market data. As of April 2, 2023 and January 1, 2023, the aggregate fair values of our borrowings were $3,490.7 million and $3,492.7 million, respectively, and the carrying values were $3,845.6 million and $3,947.1 million, respectively.
Subsequent to the end of the first quarter, on April 3, 2023, the Company repaid the $300.0 million of fixed rate senior notes.
Note 8. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions and stock-based accounting income tax benefits, are treated separately.
The Company’s effective income tax rate for the first quarter of 2023 was a 20.1% compared with an effective income tax rate of negative 4.7% for the first quarter of 2022. The first quarter of 2023 includes net discrete income tax benefits of $6.6 million compared with net discrete income tax benefits of $56.5 million for the first quarter of 2022. The first quarter of 2023 net discrete tax benefits include $5.9 million related to stock-based accounting. The first quarter of 2022 net discrete income tax amounts include a non-cash income tax benefit of $50.0 million primarily related to the resolution of certain FLIR tax reserves and $6.7 million related to stock-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.0% for the first quarter of 2023 and 23.1% for the first quarter of 2022.
Note 9. Pension Plans

	First Quarter
	2023	2022
Service cost — benefits earned during the period (in millions)	$1.5	$2.2

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$8.4	$5.9
Expected return on plan assets	(13.6)	(14.0)
Amortization of net prior service cost	(0.5)	(0.5)
Amortization of net actuarial loss	2.4	5.8
Pension non-service cost (income)	$(3.3)	$(2.8)

Note 10. Stock-based Compensation
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options and restricted stock. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock have been issued to its directors. The Company issues shares of common stock upon the exercise of stock options.
Stock-based compensation expense was $7.9 million for the first quarter of 2023 and $9.0 million the first quarter of 2022.
Stock option activity for the first three months of 2023 is as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2023	1,726,731	$223.43
Exercised	(95,748)	$106.51
Canceled	(8,039)	$415.27
Balance at April 2, 2023	1,622,944	$229.38
Exercisable at end of period	1,366,491	$197.58
Restricted stock activity for the first three months of 2023 is as follows:

	Shares	Weighted average fair value per share
Balance at January 1, 2023	166,395	$368.62
Granted	15,573	$361.64
Vested	(22,555)	$389.60
Forfeited/Canceled	(5,313)	$356.97
Balance at April 2, 2023	154,100	$357.28
Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2023	2022
Weighted average basic common shares outstanding	46.9	46.7
Effect of dilutive securities (primarily stock options)	1.0	1.0
Weighted average diluted common shares outstanding	47.9	47.7
For the first quarter of 2023 and 2022, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the first quarter ended April 2, 2023 and April 3, 2022 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
Other comprehensive income (loss) before reclassifications	(4.3)	9.8	—	5.5
Amounts reclassified from AOCI	—	(7.3)	1.5	(5.8)
Net other comprehensive income (loss)	(4.3)	2.5	1.5	(0.3)
Balance at April 2, 2023	$(476.6)	$3.8	$(254.0)	$(726.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)
Other comprehensive income (loss) before reclassifications	(32.6)	11.3	—	(21.3)
Amounts reclassified from AOCI	—	(4.8)	4.2	(0.6)
Net other comprehensive income (loss)	(32.6)	6.5	4.2	(21.9)
Balance at April 3, 2022	$(161.6)	$3.1	$(293.4)	$(451.9)

The reclassifications out of AOCI to net income for the first quarter ended April 2, 2023 and April 3, 2022 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	April 2, 2023	April 3, 2022	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(9.8)	$(6.5)	See Note 13
Income tax impact	2.5	1.7	Provision for income taxes
Total	$(7.3)	$(4.8)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.4)	$3.5	Costs and expenses
Amortization of net actuarial loss	2.4	2.0	Costs and expenses
Total before tax	2.0	5.5
Income tax impact	(0.5)	(1.3)	Provision for income taxes
Total	$1.5	$4.2
Note 13. Derivative Instruments and Hedging Activities
The Company's primary exposure to market risk relates to changes in foreign currency exchange rates and interest rates. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company does not use foreign currency forward contracts for speculative or trading purposes. The Company mitigates exposure to foreign currency exchange rates and interest rates primarily through the following:

Mitigation Approach	Quantitative Information on Approach
The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges.

As of April 2, 2023, the Company had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $134.9 million. These foreign currency forward contracts have maturities ranging from June 2023 to February 2025. As of April 2, 2023, The Company had foreign currency forward contracts to buy British pounds and to sell U.S. dollars totaling $12.3 million. These foreign currency forward contracts have maturities ranging from June 2023 to February 2024.

The Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. These foreign currency forward contracts are not designated as accounting hedges.
See Non-Designated Hedging Activities section below.
The Company has converted a U.S. dollar denominated, variable rate debt obligation of a European subsidiary into euro fixed rate obligation using a receive float, pay fixed cross currency swap to reduce the variability of interest rates. This cross currency swap is designated as cash flow hedge.
As of April 2, 2023, the Company has a cross currency swap outstanding with a notional amount of €156.0 million and $150.0 million that matures in October 2024.
All derivative instruments are recorded on the condensed consolidated balance sheets at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.

Designated Hedging Activities
For a derivative instrument designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheets in AOCI to the extent the derivative instrument is effective in mitigating the exposure related to the anticipated transaction. The amount recorded within AOCI is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the first quarter ended April 2, 2023 and April 3, 2022 was as follows (in millions):

	First Quarter
	2023	2022
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$13.6	$13.7
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$(1.9)	$(0.2)
Net gain (loss) recognized in AOCI - Interest Rate Contracts	$—	$1.3
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$10.1	$6.2
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$1.5	$0.9
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$0.6	$(0.4)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred losses recorded in AOCI for the forward contracts that will mature in the next twelve months total $3.1 million, net of taxes. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the next twelve months total $7.0 million.
Non-Designated Hedging Activities
For a derivative instrument that has not been designated as an accounting hedge, the change in the fair value is recognized immediately in earnings. As of April 2, 2023, the Company had foreign currency forward contracts not designated as accounting hedges primarily in the following types and pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$185.6	U.S. Dollars	US$	136.7
Great Britain Pounds		£50.3	U.S. Dollars	US$	60.7
Euros		€50.5	U.S. Dollars	US$	53.6
Danish Krone	DKR	107.9	U.S. Dollars	US$	15.5
Swedish Krona	SEK	163.5	Euros		€14.7
U.S. Dollars	US$	13.6	Chinese Yuan		¥93.9
The preceding table includes non-designated hedges derived from terms contained in previously designated cash flow hedges. The gains and losses on these derivatives instruments which are not designated as accounting hedges are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
The effect of derivative instruments not designated as accounting hedges recognized in other income and expense for the first quarter ended April 2, 2023 was income of $7.8 million. The effect of derivative instruments not designated as accounting hedges in other income and expense for the first quarter ended April 3, 2022 was expense of $4.8 million. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.

Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative instruments are presented below. All fair values for these derivative instruments were measured using Level 2 inputs in the fair value hierarchy (in millions):

Asset/(Liability) Derivative Instruments	Balance sheet location	April 2, 2023	January 1, 2023
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$1.4	$0.4
Cash flow forward contracts	Accrued liabilities	(4.5)	(6.8)
Interest rate contracts	Other current assets	—	0.7
Cash flow cross currency swap	Other current assets	2.3	2.7
Cash flow cross currency swap	Other current liabilities	—	(14.0)
Cash flow cross currency swap	Other non-current liabilities	(20.5)	(18.3)
Total derivatives designated as hedging instruments		(21.3)	(35.3)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	8.5	3.5
Non-designated forward contracts	Accrued liabilities	(4.8)	(7.0)
Total derivatives not designated as hedging instruments		3.7	(3.5)
Total derivative instruments, net		$(17.6)	$(38.8)
Note 14. Commitments and Contingencies
Trade Compliance
Effective April 24, 2022, the United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”) closed the four-year Consent Agreement that had been entered into by FLIR Systems, Inc. ("FLIR"), to resolve various export allegations under the International Traffic in Arms Regulations (“ITAR”). In connection with this Consent Agreement and other export matters, while FLIR and its successor by mergers, Teledyne FLIR, have enhanced the trade compliance program more broadly, implemented remedial measures and have undergone external and internal audits of the trade compliance program, adverse disclosures and findings could cause additional expenses in connection with further remedial measures or potential penalties.
The Company has made other voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology under the Export Administration Regulations. The Company has also made voluntary disclosures to export authorities in jurisdictions outside the U.S. for certain potential violations of local export laws. At this time, based on available information, we are unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.
Environmental Remediation Obligations
At April 2, 2023, the Company’s reserves for environmental remediation obligations totaled $5.7 million, of which $1.5 million is included in current accrued liabilities. At January 1, 2023, the Company’s reserves for environmental remediation obligations totaled $5.8 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Legal Matters
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Teledyne provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include factory automation and condition monitoring, aerospace and defense, air and water quality environmental monitoring, electronics design and development, medical imaging and pharmaceutical research, oceanographic research, and deepwater energy exploration and production. Teledyne is a global sensing and decision-support technology company: providing specialty sensors, cameras, instrumentation, algorithms and software across the electromagnetic spectrum, as well as unmanned systems, in the subsea, land and air domains. We differentiate ourselves from many of our direct competitors by having a customer- and Company-sponsored applied research center that augments our product development expertise. We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
Strategy
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
Consistent with our strategy, we completed one acquisition in the first quarter of 2023 and two acquisitions in 2022, which were all part of the Digital Imaging segment. The financial results of these acquisitions have been included since the respective date of each acquisition. See Note 2 for additional information about our recent acquisitions.
Trends Affecting Our Business
We have experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. This has delayed our ability to convert backlog to revenue and negatively impacted our profit margins. Although perhaps to a lesser extent, we expect inflationary and supply chain constraint trends to continue in 2023.
Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. The strengthening of the U.S. dollar relative to other currencies adversely impacted our sales in 2022, the first quarter of 2023 and may continue to do so in future periods. The strengthening of the U.S. dollar may also increase the price and reduce the competitiveness of some of our products sold in markets outside the United States.

Results of Operations

	First Quarter
(in millions)	2023	2022	% Change
Net sales	$1,383.3	$1,321.0	4.7%
Costs and expenses
Cost of sales	790.7	752.6	5.1%
Selling, general and administrative ("SG&A")	300.4	291.3	3.1%
Acquired intangible asset amortization	49.7	53.6	(7.3)%
Total costs and expenses	1,140.8	1,097.5	3.9%
Operating income	242.5	223.5	8.5%
Interest and debt income (expense), net	(21.0)	(22.3)	(5.8)%
Non-service retirement benefit income (expense)	3.3	2.8	17.9%
Other income (expense), net	(1.1)	(1.0)	10.0%
Income before income taxes	223.7	203.0	10.2%
Provision (benefit) for income taxes	44.9	(9.6)	*
Net income (loss) including noncontrolling interest	$178.8	$212.6	(15.9)%
Less: net income (loss) attributable to noncontrolling interest	0.1	—	*
Net income (loss) attributable to Teledyne	$178.7	$212.6	(15.9)%
* not meaningful

	First Quarter
(dollars in millions)	2023	2022	% Change
Net sales (a):
Digital Imaging	$772.5	$750.5	2.9%
Instrumentation	333.5	308.9	8.0%
Aerospace and Defense Electronics	173.2	166.2	4.2%
Engineered Systems	104.1	95.4	9.1%
Total net sales	$1,383.3	$1,321.0	4.7%
Operating income (loss):
Digital Imaging	$122.2	$115.7	5.6%
Instrumentation	80.7	71.6	12.7%
Aerospace and Defense Electronics	47.0	42.9	9.6%
Engineered Systems	10.0	9.4	6.4%
Corporate expense	(17.4)	(16.1)	8.1%
Total operating income (loss)	$242.5	$223.5	8.5%
(a) Net sales excludes inter-segment sales of $6.2 million and $5.5 million for the first quarter of 2023 and 2022, respectively.
First Quarter Results
The following is a discussion of our 2023 first quarter results compared with the first quarter results of 2022. Comparisons are with the corresponding reporting period of 2022, unless noted otherwise.
First quarter of 2023 compared with the first quarter of 2022
Our first quarter of 2023 net sales increased 4.7%. Net income for the first quarter of 2023 decreased 15.9%, primarily driven by higher income tax expense in the first quarter of 2023, as discussed below. Net income per diluted share was $3.73 for the first quarter of 2023, compared with net income per diluted share of $4.46.
Net Sales
The first quarter of 2023 net sales, compared with the first quarter of 2022 net sales, reflected higher net sales in each segment.
Cost of Sales
Cost of sales increased $38.1 million in the first quarter of 2023. Cost of sales as a percentage of net sales increased slightly for the first quarter of 2023 to 57.2% from 57.0%.

Selling, General and Administrative Expenses
SG&A expenses, including research and development expense, increased $9.1 million in the first quarter of 2023. SG&A expenses as a percentage of net sales for the first quarter of 2023 decreased slightly to 21.7% from 22.1%. Corporate expense, which is included in SG&A expenses, was $17.4 million for the first quarter of 2023, compared with $16.1 million, with the increase primarily related to higher professional fees during the period. Stock-based compensation expense was $7.9 million for the first quarter of 2023 compared with $9.0 million, with the decrease related primarily due to timing of grants in previous years.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first quarter of 2023 was $49.7 million compared with $53.6 million, with the decrease from the previous year related primarily to foreign currency translation impacts as well as finalization of FLIR purchase accounting in the second quarter of 2022.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the first quarter of 2023, pension service expense was $1.5 million, compared with $2.2 million. For 2023, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 5.71% compared with 2.97% in 2022.
Operating Income
Operating income for the first quarter of 2023 increased 8.5%. The first quarter of 2023, compared with the first quarter of 2022, reflected higher operating income in each business segment.
Non-operating Income and Expenses
Interest and debt expense, net of interest income, was $21.0 million for the first quarter of 2023, compared with $22.3 million. Non-service retirement benefit income was $3.3 million for the first quarter of 2023 compared with $2.8 million for the first quarter of 2022. Other income and expense, net was expense of $1.1 million for the first quarter of 2023 compared with other expense of $1.0 million for the first quarter of 2022.
Income Taxes
The Company’s effective income tax rate for the first quarter of 2023 was a 20.1% compared with an effective income tax rate of negative 4.7% for the first quarter of 2022. The first quarter of 2023 includes net discrete income tax benefits of $6.6 million compared with net discrete income tax benefits of $56.5 million. The first quarter of 2023 net discrete tax benefits include $5.9 million related to stock-based accounting. The first quarter of 2022 net discrete income tax amounts include a non-cash income tax benefit of $50.0 million primarily related to the resolution of certain FLIR tax reserves and $6.7 million related to stock-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.0% for the first quarter of 2023 and 23.1% for the first quarter of 2022.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to the corporate office not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.

Digital Imaging

	First Quarter
(dollars in millions)	2023	2022	$ Change	% Change
Net sales	$772.5	$750.5	$22.0	2.9%
Cost of sales	$419.3	$405.2	$14.1	3.5%
SG&A expense	$185.2	$181.1	$4.1	2.3%
Acquired intangible asset amortization	$45.8	$48.5	$(2.7)	(5.6)%
Operating income	$122.2	$115.7	$6.5	5.6%
Cost of sales as a % of net sales	54.3%	54.0%
SG&A expense as a % of net sales	24.0%	24.1%
Acquired intangible asset amortization as a % of net sales	5.9%	6.5%
Operating income as a % of net sales	15.8%	15.4%
First quarter of 2023 compared with the first quarter of 2022
Net sales increased primarily due to $25.0 million of incremental sales from acquisitions as well as greater sales of industrial and scientific cameras and x-ray detectors, partially offset by lower sales of unmanned ground systems for defense applications.
Cost of sales increased primarily due to increased net sales, and the cost of sales percentage increased slightly during the period. SG&A increased primarily due to the impact of higher net sales, and SG&A as a percentage of net sales decreased slightly during the period. Acquired intangible asset amortization expense decreased primarily due to foreign currency translation impacts as well as finalization of FLIR purchase accounting in the second quarter of 2022.
Operating income increased primarily due to increased net sales and lower acquired intangible asset amortization expense during the period, and operating income as a percentage of net sales increased slightly during the period.
Instrumentation

	First Quarter
(dollars in millions)	2023	2022	$ Change	% Change
Net sales	$333.5	$308.9	$24.6	8.0%
Cost of sales	$180.4	$163.9	$16.5	10.1%
SG&A expense	$68.7	$68.5	$0.2	0.3%
Acquired intangible asset amortization	$3.7	$4.9	$(1.2)	(24.5)%
Operating income	$80.7	$71.6	$9.1	12.7%
Cost of sales as a % of net sales	54.1%	53.0%
SG&A expense as a % of net sales	20.6%	22.2%
Acquired intangible asset amortization as a % of net sales	1.1%	1.6%
Operating income as a % of net sales	24.2%	23.2%
First quarter of 2023 compared with the first quarter of 2022
Net sales increased due to higher sales across all product lines. Sales of marine instrumentation increased $16.3 million, sales of test and measurement instrumentation increased $4.4 million and sales of environmental instrumentation increased $3.9 million, respectively.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage increased due to change in product mix. SG&A expense increased slightly due to higher net sales partially offset by $0.6 million of lower research and development expense during the period. SG&A expense as a percentage of net sales decreased primarily due to increased net sales and lower research and development spending in the period.
Operating income and operating income as a percentage of net sales increased primarily due to increased net sales and decreased research and development expense during the period.
Aerospace and Defense Electronics

	First Quarter
(dollars in millions)	2023	2022	$ Change	% Change
Net sales	$173.2	$166.2	$7.0	4.2%
Cost of sales	$103.7	$103.0	$0.7	0.7%
SG&A expense	$22.3	$20.1	$2.2	10.9%
Acquired intangible asset amortization	$0.2	$0.2	$—	—%
Operating income	$47.0	$42.9	$4.1	9.6%
Cost of sales as a % of net sales	59.9%	62.0%
SG&A expense as a % of net sales	12.9%	12.1%
Acquired intangible asset amortization as a % of net sales	0.1%	0.1%
Operating income as a % of net sales	27.1%	25.8%
First quarter of 2023 compared with the first quarter of 2022
Net sales increased due to a $4.0 million increase for defense electronics and a $3.0 million increase for aerospace electronics.
Cost of sales increased slightly, primarily due to higher net sales partially offset by the impact of improved product margins across certain product categories, and the cost of sales percentage decreased due to these improved product margins. SG&A expense as well as the SG&A expense percentage increased primarily due higher personnel costs as well as increased research and development expenses.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales and higher product margins during the period.

Engineered Systems

	First Quarter
(dollars in millions)	2023	2022	$ Change	% Change
Net sales	$104.1	$95.4	$8.7	9.1%
Cost of sales	$87.3	$80.5	$6.8	8.4%
SG&A expense	$6.8	$5.5	$1.3	23.6%
Operating income	$10.0	$9.4	$0.6	6.4%
Cost of sales as a % of net sales	83.9%	84.4%
SG&A expense as a % of net sales	6.5%	5.7%
Operating income as a % of net sales	9.6%	9.9%
First quarter of 2023 compared with the first quarter of 2022
Net sales increased due primarily to higher sales of $4.8 million for engineered products and higher sales of $3.9 million for energy systems.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage decreased slightly. SG&A expense as well as SG&A expense as a percentage of net sales increased primarily due to higher research and development expense of $0.8 million during the period.
Operating income increased primarily due to increased net sales. Operating income as a percentage of net sales decreased slightly primarily due to higher research and development expense, including higher bid and proposal costs.
Financial Condition, Liquidity and Capital Resources
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. It is anticipated that cash on hand, operating cash flow, together with available borrowings under our $1.15 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may need to raise additional capital. No cash pension contributions have been made since 2013 or are planned for the remainder of 2023 for the domestic qualified pension plans.
Cash and Cash Equivalents
Cash and cash equivalents totaled $665.2 million at April 2, 2023 compared with $638.1 million at January 1, 2023. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Long-term Debt
Total debt at April 2, 2023 was $3,820.4 million compared with $3,920.6 million at January 1, 2023. Subsequent to the end of the first quarter, on April 3, 2023, the Company repaid $300.0 million of its senior fixed rate notes.
At April 2, 2023, $1,103.9 million was available under the $1.15 billion credit facility, after reductions of $25.0 million in borrowings and $21.1 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.15 billion Credit Facility expiring March 2026, our $245.0 million term loan due May 2026 and our $150.0 million term loan due October 2024, require us to comply with various financial and operating covenants. At April 2, 2023, we were in compliance with these covenants.
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
Cash Flows:
Net cash provided by operating activities was $203.0 million for the first three months of 2023 compared with net cash used in operating activities of $216.7 million. The first three months of 2023 reflected higher accounts receivable collections compared with the first quarter of 2022. The first three months of 2022 included a payment of $296.4 million to the Swedish Tax Authority related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary.
Net cash used in investing activities was $76.9 million for the first three months of 2023 compared with $19.6 million. During the first three months of 2023, we spent $52.5 million on acquisitions. Capital expenditures for the first three months of 2023 and 2022 were $24.4 million and $21.0 million, respectively. We currently plan to invest approximately $100 million for capital expenditures in 2023.

Net cash used in financing activities was $103.4 million for the first three months of 2023 compared with net cash provided by financing activities of $42.6 million. During the first three months of 2023, we made $100.0 million of floating rate debt payments which reduced borrowings outstanding on our credit facility. Proceeds from the exercise of stock options were $10.2 million for the first three months of 2023 compared with $12.7 million for the first three months of 2022.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are those that are reflective of significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: accounting for revenue recognition; accounting for business combinations, goodwill, and acquired intangible assets; accounting for income taxes; and accounting for pension plans.
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to these condensed consolidated Financial Statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2022 Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, earnings, operating margin, growth opportunities, acquisitions, including the acquisition of FLIR, product sales, capital expenditures, pension matters, stock-based compensation expense, the credit facility, interest expense, severance, relocation and facility consolidation costs, environmental remediation costs, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believe” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our company, its businesses, its strategies and the various risks that we face. Various risks are identified in our 2022 Form 10-K.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2022 Form 10-K.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 2, 2023, are effective at the reasonable assurance level.
PART II OTHER INFORMATION

Item 1. Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 14 -- Commitments and Contingencies.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2022 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding supply chain and foreign currency exchange rate risks.

Item 5.	Other Information
Effective April 26, 2023, the Company entered into the following:

a.Second Amendment to Amended and Restated Credit Agreement dated as of March 4, 2021 (as amended, modified, extended, restated, replaced, or supplemented from time to time, the “Credit Agreement”);
b.Fourth Amendment to Amended and Restated Term Loan Credit Agreement dated as of October 30, 2019 (as amended, modified, extended, restated, replaced, or supplemented from time to time, the “2019 Term Loan Credit Agreement”); and
c.First Amendment to the Term Loan Credit Agreement dated as of March 4, 2021 (as amended, modified, extended, restated, replaced, or supplemented from time to time, “2021 Term Loan Credit Agreement,” and together with the Credit Agreement and 2019 Term Loan Credit Agreement, the “Credit Agreements”).

Capitalized terms used herein without definition have the meanings provided in the amendments to the Credit Agreements. Each Credit Agreement was amended as follows:

a.to replace the interest rate for Dollar denominated Loans thereunder that was previously determined as the sum of the London interbank offered rate (LIBOR) for an applicable interest period plus an Applicable Margin (determined by reference to the Company’s long-term, unsecured, senior, non-credit enhanced indebtedness ratings), with a successor rate determined by reference to the secured overnight financing rate administered by the Federal Reserve Bank of New York (SOFR) for interest periods of one, three or six months (or other period as may be agreed up to twelve months), but not less than a floor of zero, plus 0.10%, plus such Applicable Margin;
b.to modify the required leverage ratio that previously required the Company as of the end of each fiscal quarter not to permit the ratio of its Consolidated Funded Indebtedness net of unencumbered cash and Cash Equivalents of the Company and its Domestic Subsidiaries in excess of $50 million to Consolidated EBITDA for the period of four quarters then ended to exceed 3.50:1, (i) to provide that such Consolidated Funded Indebtedness may be net of all cash and Cash Equivalents of the Company and its Domestic Subsidiaries; and (ii) to permit such ratio to increase to not more than 4.00:1 for each of the four quarter ends following an Acquisition by the Company and its Subsidiaries involving consideration in an aggregate amount exceeding $100 million (compared to $50 million in the prior Credit Agreement) (and thereafter such ratio shall again revert to not greater than 3.50:1 for each quarter end following such fourth quarter end); and
c.to further modify the confirmation of the parties to the Credit Agreement that the Amendment and other Loan Documents to be executed and delivered thereunder may be executed by each such party by an electronic signature.

The amendments to the Credit Agreements are being filed as exhibits to this Quarterly Report on Form 10-Q and the summary above is qualified in all respects by the full language of the amendments as set forth in the exhibits.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.

Exhibit 10.2
Fourth Amendment to Amended and Restated Term Loan Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantor party thereto and Bank of America, N.A. as administrative agent.

Exhibit 10.3
First Amendment to the Term Loan Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent.

	Exhibit 10.4	Change in Control Severance Agreement, dated as of September 1, 2012, by and among Teledyne Technologies Incorporated and George C. Bobb III †

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

	Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	†	Denotes management contract or compensatory plan or arrangement required to be filed with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: April 28, 2023	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.

Exhibit 10.2
Fourth Amendment to Amended and Restated Term Loan Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantor party thereto and Bank of America, N.A. as administrative agent.

Exhibit 10.3
First Amendment to the Term Loan Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent.

Exhibit 10.4	Change in Control Severance Agreement, dated as of September 1, 2012, by and among Teledyne Technologies Incorporated and George C. Bobb III †

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Susan L. Main

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Denotes management contract or compensatory plan or arrangement required to be filed with this report.