Form 10-Q
period 2023-07-02
TELEDYNE TECHNOLOGIES INC
filed 2023-07-31
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
Yes  ☐    No  ☒
There were 47,074,611 shares of common stock, $.01 par value per share, outstanding as of July 25, 2023.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 2023 AND JULY 3, 2022
(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2023	2022	2023	2022
Net sales	$1,424.7	$1,355.8	$2,808.0	$2,676.8
Costs and expenses
Cost of sales	806.3	788.6	1,597.0	1,541.2
Selling, general and administrative	313.0	286.4	613.4	577.7
Acquired intangible asset amortization	49.3	51.3	99.0	104.9
Total costs and expenses	1,168.6	1,126.3	2,309.4	2,223.8
Operating income (loss)	256.1	229.5	498.6	453.0
Interest and debt income (expense), net	(22.3)	(22.5)	(43.3)	(44.8)
Gain (loss) on debt extinguishment	1.6	10.6	1.6	10.6
Non-service retirement benefit income (expense), net	2.9	2.9	6.2	5.7
Other income (expense), net	(3.4)	1.0	(4.5)	—
Income (loss) before income taxes	234.9	221.5	458.6	424.5
Provision (benefit) for income taxes	49.4	50.2	94.3	40.6
Net income (loss) including noncontrolling interest	185.5	171.3	$364.3	$383.9
Less: Net income (loss) attributable to noncontrolling interest	0.2	—	0.3	—
Net income (loss) attributable to Teledyne	$185.3	$171.3	$364.0	$383.9

Basic earnings per common share	$3.94	$3.66	$7.74	$8.20
Weighted average common shares outstanding	47.0	46.8	47.0	46.8

Diluted earnings per common share	$3.87	$3.59	$7.60	$8.05
Weighted average diluted common shares outstanding	47.9	47.7	47.9	47.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 2, 2023 AND JULY 3, 2022
(Unaudited - Amounts in millions)

	Second Quarter		Six Months
	2023	2022	2023	2022
Net income (loss) including noncontrolling interest	$185.5	$171.3	$364.3	$383.9
Other comprehensive income (loss):
Foreign exchange translation adjustment	12.3	(154.8)	8.0	(187.4)
Hedge activity, net of tax	1.6	(2.3)	4.1	4.2
Pension and postretirement benefit adjustments, net of tax	0.9	4.0	2.4	8.2
Other comprehensive income (loss)	14.8	(153.1)	14.5	(175.0)
Comprehensive income (loss) including noncontrolling interest	200.3	18.2	378.8	208.9
Less: comprehensive income (loss) attributable to noncontrolling interest	0.2	—	0.3	—
Comprehensive income (loss) attributable to Teledyne	$200.1	$18.2	$378.5	$208.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	July 2, 2023	January 1, 2023
Assets
Current Assets
Cash and cash equivalents	$364.2	$638.1
Accounts receivable, net	859.4	883.7
Unbilled receivables, net	305.4	274.7
Inventories, net	970.6	890.7
Prepaid expenses and other current assets	141.1	130.7
Total current assets	2,640.7	2,817.9
Property, plant and equipment, net of accumulated depreciation and amortization of $905.1 at July 2, 2023 and $847.8 at January 1, 2023	766.0	769.8
Goodwill	7,943.8	7,873.0
Acquired intangibles, net	2,349.7	2,440.6
Prepaid pension assets	186.1	178.4
Other assets, net	270.0	274.3
Total Assets	$14,156.3	$14,354.0
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$459.4	$505.7
Accrued liabilities	724.0	717.6
Current portion of long-term debt	450.1	300.1
Total current liabilities	1,633.5	1,523.4
Long-term debt, net of current portion	2,903.2	3,620.5
Long-term deferred tax liabilities	462.3	490.0
Other long-term liabilities	574.4	547.2
Total Liabilities	5,573.4	6,181.1
Commitments and contingencies
Redeemable Noncontrolling Interest	3.9	3.7
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at July 2, 2023 and 47,194,766 at January 1, 2023; outstanding shares: 47,070,900 at July 2, 2023 and 46,912,635 at January 1, 2023	0.5	0.5
Additional paid-in capital	4,371.2	4,353.4
Retained earnings	4,925.8	4,561.8
Treasury stock, 123,866 shares at July 2, 2023 and 282,131 shares at January 1, 2023	(6.5)	(20.0)
Accumulated other comprehensive income (loss)	(712.0)	(726.5)
Total Stockholders’ Equity	8,579.0	8,169.2
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity	$14,156.3	$14,354.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	$0.5	$4,353.4	$(20.0)	$4,561.8	$(726.5)	$8,169.2
Net income (loss)	—	—	—	178.7	—	178.7
Other comprehensive income (loss), net of tax	—	—	—	—	(0.3)	(0.3)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation	—	7.9	—	—	—	7.9
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, April 2, 2023	0.5	4,360.9	(9.4)	4,740.5	(726.8)	8,365.7
Net income (loss)	—	—	—	185.3	—	185.3
Other comprehensive income (loss), net of tax	—	—	—	—	14.8	14.8
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock-based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 3, 2023	$0.5	$4,371.2	$(6.5)	$4,925.8	$(712.0)	$8,579.0

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 2, 2022	$0.5	$4,317.1	$(38.8)	$3,773.2	$(430.0)	$7,622.0
Net income (loss)	—	—	—	212.6	—	212.6
Other comprehensive income (loss), net of tax	—	—	—	—	(21.9)	(21.9)
Treasury stock issued	—	(11.6)	11.6	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	12.7	—	—	—	12.7
Balance, April 3, 2022	0.5	4,325.2	(27.2)	3,985.8	(451.9)	7,832.4
Net income (loss)	—	—	—	171.3	—	171.3
Other comprehensive income (loss), net of tax	—	—	—	—	(153.1)	(153.1)
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock based compensation	—	6.5	—	—	—	6.5
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 3, 2022	$0.5	$4,333.6	$(24.3)	$4,157.1	$(605.0)	$7,861.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 2, 2023 AND JULY 3, 2022
(Unaudited - Amounts in millions)

	Six Months
	2023	2022
Operating Activities
Net income (loss) including noncontrolling interest	$364.3	$383.9
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	162.1	169.6
Stock-based compensation	16.3	15.4
Debt extinguishment (income) expense	(1.6)	(10.6)
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	9.9	(67.5)
Inventories	(75.3)	(103.9)
Accounts payable	(49.7)	32.8
Deferred and income taxes receivable/payable, net	8.5	(60.2)
Prepaid expenses and other assets	(16.3)	16.2
Accrued expenses and other liabilities	(18.6)	(405.1)
Other operating, net	(6.1)	9.6
Net cash provided by (used in) operating activities	393.5	(19.8)
Investing Activities
Purchases of property, plant and equipment	(51.7)	(41.8)
Purchase of business, net of cash acquired	(53.5)	—
Proceeds from disposal of fixed assets	—	5.1
Other investing, net	0.7	1.3
Net cash provided by (used in) investing activities	(104.5)	(35.4)
Financing Activities
Payments on fixed rate senior notes	(308.4)	(64.4)
Net borrowings from (repayments made to) credit facility	(125.0)	—
Payments on other debt	(135.3)	(80.1)
Proceeds from exercise of stock options	15.0	17.5
Maturity of cross currency swap	(13.5)	—
Liquidation of cross currency swap	—	18.3
Other financing, net	(0.6)	(1.9)
Net cash provided by (used in) financing activities	(567.8)	(110.6)
Effect of exchange rate changes on cash	4.9	(30.1)
Change in cash and cash equivalents	(273.9)	(195.9)
Cash and cash equivalents—beginning of period	638.1	474.7
Cash and cash equivalents—end of period	$364.2	$278.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 2, 2023

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of July 2, 2023 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the second quarter and six months ended July 2, 2023. The results of operations and cash flows for the periods ended July 2, 2023 and cash flows for the six months ended July 2, 2023 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
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
Note 2. Business Acquisitions
2023 Acquisitions
ChartWorld
During the first quarter of 2023, the Company acquired ChartWorld International Limited and affiliates ("ChartWorld") for $53.5 million in cash, net of cash acquired, and subject to certain adjustments. ChartWorld, headquartered in Cyprus, with additional locations in Germany, Singapore, Canada and Japan, is a provider of digital marine navigation hardware and software provided through an affordable subscription-based model. ChartWorld is part of the Digital Imaging segment. Goodwill resulting from the ChartWorld acquisition will not be deductible for tax purposes.
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
NL Acoustics
During the third quarter of 2022, the Company acquired an approximate 80% majority interest in Noiseless Acoustics Oy ("NL Acoustics"), paying $11.9 million in cash, net of cash acquired, during the year, with an immaterial amount payable in 2023. NL Acoustics, located in Helsinki, Finland, designs and manufactures acoustics imaging instruments and predictive maintenance solutions. NL Acoustics is part of the Digital Imaging segment. Goodwill resulting from the NL Acoustics acquisition will not be deductible for tax purposes. For further information about the Company's redeemable noncontrolling interest, refer to the Company's 2022 Form 10-K.

The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for these acquisitions (in millions):

	2023
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ChartWorld	January 3, 2023	$53.5	$49.4	$11.3
(a) Net of cash acquired
	2022
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ETM	October 28, 2022	$87.7	$33.2	$20.9
NL Acoustics (acquisition of 80% interest)	July 15, 2022	11.9	11.7	3.8
Total		$99.6	$44.9	$24.7
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
The following table presents net sales and operating income by segment (dollars in millions):

	Second Quarter		%	Six Months		%
	2023	2022	Change	2023	2022	Change
Net sales (a):
Digital Imaging	$793.3	$775.8	2.3%	$1,565.8	$1,526.3	2.6%
Instrumentation	328.4	312.5	5.1%	661.9	621.4	6.5%
Aerospace and Defense Electronics	186.0	168.8	10.2%	359.2	335.0	7.2%
Engineered Systems	117.0	98.7	18.5%	221.1	194.1	13.9%
Total net sales	$1,424.7	$1,355.8	5.1%	$2,808.0	$2,676.8	4.9%
Operating income:
Digital Imaging	$124.6	$117.9	5.7%	$246.8	$233.6	5.7%
Instrumentation	81.4	73.6	10.6%	162.1	145.2	11.6%
Aerospace and Defense Electronics	53.2	44.1	20.6%	100.2	87.0	15.2%
Engineered Systems	11.5	8.6	33.7%	21.5	18.0	19.4%
Corporate expense	(14.6)	(14.7)	(0.7)%	(32.0)	(30.8)	3.9%
Operating income	$256.1	$229.5	11.6%	$498.6	$453.0	10.1%
(a) Net sales excludes inter-segment sales of $8.1 million and $14.3 million for the second quarter and first six months of 2023, respectively, and $5.1 million and $10.6 million for the second quarter and first six months of 2022, respectively.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	July 2, 2023	January 1, 2023
Digital Imaging	$11,341.3	$11,432.3
Instrumentation	1,637.8	1,626.4
Aerospace and Defense Electronics	568.6	540.1
Engineered Systems	215.9	200.3
Corporate	392.7	554.9
Total identifiable assets	$14,156.3	$14,354.0
Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2023	2022	2023	2022
Marine Instrumentation	$127.4	$115.3	$255.6	$227.2
Environmental Instrumentation	115.3	115.5	233.2	229.5
Test and Measurement Instrumentation	85.7	81.7	173.1	164.7
Total	$328.4	$312.5	$661.9	$621.4

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

	Second Quarter Ended July 2, 2023			Second Quarter Ended July 2, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$131.3	$662.0	$793.3	$356.4	$207.3	$152.4	$77.2	$793.3
Instrumentation	21.3	307.1	328.4	139.4	95.2	64.6	29.2	328.4
Aerospace and Defense Electronics	61.0	125.0	186.0	126.0	36.2	15.5	8.3	186.0
Engineered Systems	103.2	13.8	117.0	114.4	—	0.4	2.2	117.0
Total	$316.8	$1,107.9	$1,424.7	$736.2	$338.7	$232.9	$116.9	$1,424.7
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Six Months Ended July 2, 2023			Six Months Ended July 2, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$261.6	$1,304.2	$1,565.8	$690.8	$404.6	$310.8	$159.6	$1,565.8
Instrumentation	44.3	617.6	661.9	277.4	192.4	132.1	60.0	661.9
Aerospace and Defense Electronics	125.7	233.5	359.2	246.1	65.7	32.5	14.9	359.2
Engineered Systems	196.5	24.6	221.1	217.7	—	0.6	2.8	221.1
Total	$628.1	$2,179.9	$2,808.0	$1,432.0	$662.7	$476.0	$237.3	$2,808.0
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Second Quarter Ended July 3, 2022			Second Quarter Ended July 3, 2022
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$165.6	$610.2	$775.8	$348.3	$183.3	$163.7	$80.5	$775.8
Instrumentation	27.2	285.3	312.5	134.4	74.5	74.1	29.5	312.5
Aerospace and Defense Electronics	61.6	107.2	168.8	127.4	23.0	13.1	5.3	168.8
Engineered Systems	88.9	9.8	98.7	97.9	—	0.4	0.4	98.7
Total	$343.3	$1,012.5	$1,355.8	$708.0	$280.8	$251.3	$115.7	$1,355.8
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Six Months Ended July 3, 2022			Six Months Ended July 3, 2022
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$307.1	$1,219.2	$1,526.3	$685.5	$367.1	$313.3	$160.4	$1,526.3
Instrumentation	49.6	571.8	621.4	267.8	155.4	139.7	58.5	621.4
Aerospace and Defense Electronics	121.5	213.5	335.0	251.3	45.6	27.3	10.8	335.0
Engineered Systems	175.3	18.8	194.1	192.9	—	0.6	0.6	194.1
Total	$653.5	$2,023.3	$2,676.8	$1,397.5	$568.1	$480.9	$230.3	$2,676.8
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

With the exception of the Engineered Systems segment, net sales in each segment is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the six months ended July 2, 2023, approximately 53% of net sales in the Engineered Systems segment were derived from fixed price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	July 2, 2023	January 1, 2023
Accrued liabilities	$216.7	$187.6
Other long-term liabilities	20.9	20.2
Total contract liabilities	$237.6	$207.8
The Company recognized revenue of $114.0 million during the six months ended July 2, 2023 from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of July 2, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,236.5 million. The Company expects approximately 83% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 17% recognized thereafter.
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
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2023 was $0.5 million of unfavorable operating income and in the first six months of 2022 was $17.4 million favorable operating income, with the first six months of 2022 primarily related to favorable changes in estimates that impacted revenue within our Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income (loss) for any period presented.
Note 5. Goodwill and Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 1, 2023	$6,780.4	$913.2	$161.8	$17.6	$7,873.0
Current year acquisitions	49.4	—	—	—	49.4
Foreign currency changes and other	13.4	6.5	1.5	—	21.4
Balance at July 2, 2023	$6,843.2	$919.7	$163.3	$17.6	$7,943.8

Acquired intangible assets (in millions):	July 2, 2023			January 1, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,664.7	$576.3	$1,088.4	$1,667.7	$497.4	$1,170.3
Customer list/relationships	605.4	198.6	406.8	596.1	177.0	419.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	9.9	5.1	4.8	7.1	4.4	2.7
Backlog	16.4	16.2	0.2	16.1	15.8	0.3
Total intangibles subject to amortization	2,297.9	797.7	1,500.2	2,288.5	696.1	1,592.4
Intangibles not subject to amortization:
Trademarks	849.5	—	849.5	848.2	—	848.2
Total acquired intangible assets	$3,147.4	$797.7	$2,349.7	$3,136.7	$696.1	$2,440.6
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
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $47.1 million and $167.1 million of cash equivalents at July 2, 2023 and January 1, 2023, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $9.6 million at July 2, 2023 and $11.7 million at January 1, 2023.
Inventories, net
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method, with an immaterial amount of inventories valued under the LIFO method. Inventory balances are summarized as follows (in millions):

	Balance at
	July 2, 2023	January 1, 2023
Raw materials and supplies	$600.2	$563.7
Work in process	180.3	156.8
Finished goods	190.1	170.2
Total inventories, net	$970.6	$890.7
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

	Six Months
Warranty Reserve (in millions):	2023	2022
Balance at beginning of year	$50.3	$49.5
Product warranty expense	8.2	4.0
Deductions	(7.5)	(5.7)
Balance at end of period	$51.0	$47.8
Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	July 2, 2023	January 1, 2023
$1.15 billion credit facility due March 2026, weighted average variable rate of 5.76% at July 2, 2023 and 5.46% at January 1, 2023	$—	$125.0
0.65% Fixed Rate Senior Notes due April 2023	—	300.0
0.95% Fixed Rate Senior Notes due April 2024	450.0	450.0
Term loan due October 2024, variable rate of 6.45% at July 2, 2023 and 5.63% at January 1, 2023, swapped to a Euro fixed rate of 0.61%	150.0	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
Term loan due May 2026, variable rate of 6.45% at July 2, 2023 and 5.61% at January 1, 2023	110.0	245.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,040.0
Other debt	2.0	2.1
Debt discount and debt issuance costs	(23.7)	(26.5)
Total debt, net	3,353.3	3,920.6
Less: current portion of long-term debt	(450.1)	(300.1)
Total long-term debt, net of current portion	$2,903.2	$3,620.5
During the first six months of 2023, the Company repaid $125.0 million of amounts outstanding on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and $135.0 million on its term loan due May 2026. The Company also repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt. Subsequent to the end of the second quarter, the Company repaid $50.0 million on its term loan due May 2026, which reduced the remaining balance to $60.0 million.
At July 2, 2023, $1,131.1 million was available under the $1.15 billion credit facility, after a reduction of $18.9 million in outstanding letters of credit. Our bank credit agreements require Teledyne to comply with various financial and operating covenants and at July 2, 2023, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 input in the fair value hierarchy and is valued based on observable market data. As of July 2, 2023 and January 1, 2023, the aggregate fair values of our borrowings were $2,971.5 million and $3,492.7 million, respectively, and the carrying values were $3,377.0 million and $3,947.1 million, respectively.

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
The Company’s effective income tax rate for the second quarter and first six months of 2023 was 21.0% and 20.6%, respectively, compared with an effective income tax rate for the second quarter and first six months of 2022 of 22.7% and 9.6%, respectively. The second quarter and first six months of 2023 includes net discrete income tax benefits of $1.4 million and $8.0 million, respectively, compared with net discrete income tax benefits of $1.0 million and $57.5 million for the second quarter and first six months of 2022, respectively. The second quarter and first six months of 2023 net discrete tax benefits include $1.3 million and $7.2 million, respectively, related to stock-based accounting compared with $1.8 million and $8.5 million, of net discrete tax benefits related to stock-based accounting for the second quarter and first six months of 2022, respectively. The second quarter and first six months of 2023 also includes net discrete income tax expense of $0.4 million and $0.7 million, respectively, primarily related to changes in acquisition-related tax reserves. The second quarter and first six months of 2022 also includes net discrete income tax expense of $0.6 million and net discrete income tax benefits of $49.4 million primarily related to the resolution of certain FLIR tax reserves. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 21.6% and 22.3% for the second quarter and first six months of 2023, respectively, and 23.1% for both the second quarter and first six months of 2022.
Note 9. Pension Plans

	Second Quarter		Six Months
	2023	2022	2023	2022
Service cost — benefits earned during the period (in millions)	$1.5	$2.1	$3.0	$4.3

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$8.4	$5.9	$16.8	$11.8
Expected return on plan assets	(13.5)	(14.1)	(27.1)	(28.1)
Amortization of net prior service cost	(0.4)	(0.4)	(0.9)	(0.9)
Amortization of net actuarial loss	2.6	5.7	5.0	11.5
Pension non-service cost (income)	$(2.9)	$(2.9)	$(6.2)	$(5.7)
Note 10. Stock-based Compensation
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options and restricted stock. The Company also has non-employee director stock compensation plans, pursuant to which common stock, stock options and restricted stock have been issued to its directors. The Company issues shares of common stock upon the exercise of stock options.
Stock-based compensation expense was $8.4 million and $16.3 million for the second quarter and first six months of 2023, respectively, and $6.4 million and $15.4 million for the second quarter and first six months of 2022, respectively.
Stock option activity for the second quarter and first six months of 2023 is as follows:

	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,622,944	$229.37	1,726,731	$223.43
Exercised	(31,555)	$152.28	(127,303)	$117.85
Canceled	(3,734)	$316.54	(11,773)	$383.96
Ending balance	1,587,655	$230.70	1,587,655	$230.70
Exercisable at end of period	1,333,599	$198.75	1,333,599	$198.75

Restricted stock activity for the first six months of 2023 is as follows:

	Shares	Weighted average fair value per share
Balance at January 1, 2023	166,395	$368.62
Granted	19,763	$370.82
Vested	(24,435)	$394.33
Forfeited/Canceled	(5,313)	$356.97
Balance at July 2, 2023	156,410	$363.52
Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2023	2022	2023	2022
Weighted average basic common shares outstanding	47.0	46.8	47.0	46.8
Effect of dilutive securities (primarily stock options)	0.9	0.9	0.9	0.9
Weighted average diluted common shares outstanding	47.9	47.7	47.9	47.7
For the second quarter and first six months of 2023 and 2022, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the second quarter and six months ended July 2, 2023 and July 3, 2022 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at April 2, 2023	$(476.6)	$3.8	$(254.0)	$(726.8)
Other comprehensive income (loss) before reclassifications	12.3	3.0	—	15.3
Amounts reclassified from AOCI	—	(1.4)	0.9	(0.5)
Net other comprehensive income (loss)	12.3	1.6	0.9	14.8
Balance at July 2, 2023	$(464.3)	$5.4	$(253.1)	$(712.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at April 3, 2022	$(161.6)	$3.1	$(293.4)	$(451.9)
Other comprehensive income (loss) before reclassifications	(154.8)	9.4	—	(145.4)
Amounts reclassified from AOCI	—	(11.7)	4.0	(7.7)
Net other comprehensive income (loss)	(154.8)	(2.3)	4.0	(153.1)
Balance at July 3, 2022	$(316.4)	$0.8	$(289.4)	$(605.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
Other comprehensive income (loss) before reclassifications	8.0	12.8	—	20.8
Amounts reclassified from AOCI	—	(8.7)	2.4	(6.3)
Net other comprehensive income (loss)	8.0	4.1	2.4	14.5
Balance as of July 2, 2023	$(464.3)	$5.4	$(253.1)	$(712.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)
Other comprehensive income (loss) before reclassifications	(187.4)	20.7	—	(166.7)
Amounts reclassified from AOCI	—	(16.5)	8.2	(8.3)
Net other comprehensive income (loss)	(187.4)	4.2	8.2	(175.0)
Balance as of July 3, 2022	$(316.4)	$0.8	$(289.4)	$(605.0)

The reclassifications out of AOCI to net income for the second quarter and six months ended July 2, 2023 and July 3, 2022 are as follows (in millions):

	Amount Reclassified from AOCI for the Quarter Ended	Amount Reclassified from AOCI for the Quarter Ended	Statement of Income (Loss) Presentation
	July 2, 2023	July 3, 2022
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(1.8)	$(15.6)	See Note 13
Income tax impact	0.4	3.9	Provision for income taxes
Total	$(1.4)	$(11.7)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.4)	$(0.4)	Costs and expenses
Amortization of net actuarial loss	1.8	5.7	Costs and expenses
Total before tax	1.4	5.3
Income tax impact	(0.5)	(1.3)	Provision for income taxes
Total	$0.9	$4.0

	Amount Reclassified from AOCI for the Six Months Ended	Amount Reclassified from AOCI for the Six Months Ended	Statement of Income (Loss) Presentation
	July 2, 2023	July 3, 2022
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(11.6)	$(22.0)	See Note 13
Income tax impact	2.9	5.5	Provision for income taxes
Total	$(8.7)	$(16.5)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(0.9)	(0.8)	Costs and expenses
Amortization of net actuarial loss	4.3	11.6	Costs and expenses
Total before tax	3.4	10.8
Income tax impact	$(1.0)	$(2.6)	Provision for income taxes
Total	$2.4	$8.2

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

As of July 2, 2023, the Company had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $100.0 million. These foreign currency forward contracts have maturities ranging from September 2023 to February 2025. As of July 2, 2023, the Company had foreign currency forward contracts to buy British pounds and to sell U.S. dollars totaling $7.8 million. These foreign currency forward contracts have maturities ranging from September 2023 to February 2024.

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
As of July 2, 2023, the Company has a cross currency swap outstanding with a notional amount of €156.0 million and $150.0 million that matures in October 2024.
All derivative instruments are recorded on the condensed consolidated balance sheets at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Designated Hedging Activities
For a derivative instrument designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheets in AOCI to the extent the derivative instrument is effective in mitigating the exposure related to the anticipated transaction. The amount recorded within AOCI is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the second quarter and six months ended July 2, 2023 and July 3, 2022 was as follows (in millions):

	Second Quarter		Six Months
	2023	2022	2023	2022
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$3.1	$12.2	$16.8	$25.9
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$(1.8)	$(0.2)	$(3.7)	$(0.4)
Net gain (loss) recognized in AOCI - Interest Rate Contracts	$—	$0.6	—	$2.0
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$0.6	$14.9	$10.7	$21.1
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$2.2	$1.1	$3.7	$1.9
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$—	$(0.2)	$0.6	$(0.6)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred losses recorded in AOCI for the forward contracts that will mature in the next twelve months total $0.5 million, net of taxes. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.

Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the next twelve months total $7.8 million.
Non-Designated Hedging Activities
For a derivative instrument that has not been designated as an accounting hedge, the change in the fair value is recognized immediately in earnings. As of July 2, 2023, the Company had foreign currency forward contracts not designated as accounting hedges primarily in the following types and pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$257.0	U.S. Dollars	US$	192.1
Canadian Dollars		$7.7	Euros		€5.3
Great Britain Pounds		£29.7	U.S. Dollars	US$	37.1
Euros		€56.7	U.S. Dollars	US$	61.4
Danish Krone	DKR	93.0	U.S. Dollars	US$	13.5
Swedish Krona	SEK	158.8	Euros		€13.6
Norwegian Krone	kr	64.7	U.S. Dollars	US$	6.0
The preceding table includes non-designated hedges derived from terms contained in previously designated cash flow hedges. The gains and losses on these derivatives instruments which are not designated as accounting hedges are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
The effect of derivative instruments not designated as accounting hedges recognized in other income and expense for the second quarter and six months ended July 2, 2023 was income of $2.0 million and $9.7 million, respectively. The effect of derivative instruments not designated as accounting hedges in other income and expense for the second quarter and six months ended July 3, 2022 was expense of $25.6 million and $30.4 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative instruments are presented below. All fair values for these derivative instruments were measured using Level 2 inputs in the fair value hierarchy (in millions):

Asset/(Liability) Derivative Instruments	Balance sheet location	July 2, 2023	January 1, 2023
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$2.3	$0.4
Cash flow forward contracts	Accrued liabilities	(1.8)	(6.8)
Interest rate contracts	Other current assets	—	0.7
Cash flow cross currency swap	Other current assets	3.1	2.7
Cash flow cross currency swap	Accrued liabilities	—	(14.0)
Cash flow cross currency swap	Other long-term liabilities	(21.2)	(18.3)
Total derivatives designated as hedging instruments		(17.6)	(35.3)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	5.0	3.5
Non-designated forward contracts	Accrued liabilities	(1.9)	(7.0)
Total derivatives not designated as hedging instruments		3.1	(3.5)
Total derivative instruments, net		$(14.5)	$(38.8)
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
Environmental Remediation Obligations
At July 2, 2023, the Company’s reserves for environmental remediation obligations totaled $5.6 million, of which $1.4 million is included in current accrued liabilities. At January 1, 2023, the Company’s reserves for environmental remediation obligations totaled $5.8 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Legal Matters
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, acquisitions, patent infringement, contracts, environmental, employment and employee benefits matters. While the outcome of such matters cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial statements.

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
Strategy
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development, we seek to create new products to grow our Company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy. As part of our continuing FLIR acquisition integration efforts, and as we accelerate the relocation of select Teledyne FLIR operations to existing sites, we expect to record $10.0 million to $12.0 million of pretax costs in the second half of 2023 related to facility consolidation costs, facility lease impairments and employee separation costs.
Consistent with our strategy, we completed one acquisition in the first half of 2023 and two acquisitions in 2022, which were all part of the Digital Imaging segment. The financial results of these acquisitions have been included since the respective date of each acquisition. See Note 2 for additional information about our recent acquisitions.
Trends Affecting Our Business
We have experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. This has also delayed our ability to convert backlog to revenue and negatively impacted our profit margins. Although perhaps to a lesser extent compared to recent quarters, we expect inflationary and supply chain constraint trends to continue in the second half of 2023.
Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. See Note 13 for additional discussion around our derivative instruments and hedging activities.

Results of Operations

	Second Quarter		%	Six Months		%
(in millions)	2023	2022	Change	2023	2022	Change
Net sales	$1,424.7	$1,355.8	5.1%	$2,808.0	$2,676.8	4.9%
Costs and expenses
Cost of sales	806.3	788.6	2.2%	1,597.0	1,541.2	3.6%
Selling, general and administrative ("SG&A")	313.0	286.4	9.3%	613.4	577.7	6.2%
Acquired intangible asset amortization	49.3	51.3	(3.9)%	99.0	104.9	(5.6)%
Total costs and expenses	1,168.6	1,126.3	3.8%	2,309.4	2,223.8	3.8%
Operating income (loss)	256.1	229.5	11.6%	498.6	453.0	10.1%
Interest and debt income (expense), net	(22.3)	(22.5)	(0.9)%	(43.3)	(44.8)	(3.3)%
Gain (loss) on debt extinguishment	1.6	10.6	(84.9)%	1.6	10.6	(84.9)%
Non-service retirement benefit income (expense)	2.9	2.9	—%	6.2	5.7	8.8%
Other income (expense), net	(3.4)	1.0	*	(4.5)	—	*
Income before income taxes	234.9	221.5	6.0%	458.6	424.5	8.0%
Provision (benefit) for income taxes	49.4	50.2	(1.6)%	94.3	40.6	132.3%
Net income (loss) including noncontrolling interest	185.5	171.3	8.3%	364.3	383.9	(5.1)%
Less: net income (loss) attributable to noncontrolling interest	0.2	—	*	0.3	—	*
Net income (loss) attributable to Teledyne	$185.3	$171.3	8.2%	$364.0	$383.9	(5.2)%
* not meaningful

	Second Quarter		%	Six Months		%
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales (a):
Digital Imaging	$793.3	$775.8	2.3%	$1,565.8	$1,526.3	2.6%
Instrumentation	328.4	312.5	5.1%	661.9	621.4	6.5%
Aerospace and Defense Electronics	186.0	168.8	10.2%	359.2	335.0	7.2%
Engineered Systems	117.0	98.7	18.5%	221.1	194.1	13.9%
Total net sales	$1,424.7	$1,355.8	5.1%	$2,808.0	$2,676.8	4.9%
Operating income (loss):
Digital Imaging	$124.6	$117.9	5.7%	$246.8	$233.6	5.7%
Instrumentation	81.4	73.6	10.6%	162.1	145.2	11.6%
Aerospace and Defense Electronics	53.2	44.1	20.6%	100.2	87.0	15.2%
Engineered Systems	11.5	8.6	33.7%	21.5	18.0	19.4%
Corporate expense	(14.6)	(14.7)	(0.7)%	(32.0)	(30.8)	3.9%
Total operating income (loss)	$256.1	$229.5	11.6%	$498.6	$453.0	10.1%
(a) Net sales excludes inter-segment sales of $8.1 million and $14.3 million for the second quarter and six months of 2023, respectively, and $5.1 million and $10.6 million for the second quarter and six months of 2022, respectively.

Second Quarter Results
The following is a discussion of our 2023 second quarter results compared with the second quarter results of 2022. Comparisons are with the corresponding reporting period of 2022, unless noted otherwise.
Second quarter of 2023 compared with the second quarter of 2022
Our second quarter of 2023 net sales increased 5.1%. Net income for the second quarter of 2023 increased 8.2%, primarily driven by higher net sales. Net income per diluted share was $3.87 for the second quarter of 2023, compared with net income per diluted share of $3.59.
Net Sales
The second quarter of 2023 net sales, compared with the second quarter of 2022, reflected higher net sales in each segment.

Cost of Sales
Cost of sales increased $17.7 million in the second quarter of 2023. Cost of sales as a percentage of net sales decreased for the second quarter of 2023 to 56.6% from 58.2%.
Selling, General and Administrative Expenses
SG&A expenses, including research and development expense, increased $26.6 million in the second quarter of 2023. SG&A expenses as a percentage of net sales for the second quarter of 2023 increased to 22.0% from 21.1%. Corporate expense, which is included in SG&A expenses, was $14.6 million for the second quarter of 2023, compared with $14.7 million. Stock-based compensation expense was $8.4 million for the second quarter of 2023 compared with $6.4 million, with the increase due to timing of grants in previous years.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the second quarter of 2023 was $49.3 million compared with $51.3 million, with the decrease from the previous year related primarily to foreign currency translation impacts as well as certain finite-lived intangibles within the test and measurement instrumentation product line becoming fully amortized in the third quarter of 2022.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the second quarter of 2023, pension service expense was $1.5 million, compared with $2.1 million. For 2023, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 5.71% compared with 2.97% in 2022.
Operating Income
Operating income for the second quarter of 2023 increased 11.6%. The second quarter of 2023, compared with the second quarter of 2022, reflected higher operating income in each business segment.
Non-operating Income and Expenses
Interest and debt expense, net of interest income, was $22.3 million for the second quarter of 2023, compared with $22.5 million. Non-service retirement benefit income was $2.9 million for both the second quarter of 2023 and 2022. Other income and expense, net was expense of $3.4 million for the second quarter of 2023 compared with income of $1.0 million for the second quarter of 2022.
Income Taxes
The Company’s effective income tax rate for the second quarter of 2023 was 21.0% compared with an effective income tax rate of 22.7% for the second quarter of 2022. The second quarter of 2023 includes net discrete income tax benefits of $1.4 million compared with net discrete income tax benefits of $1.0 million. The second quarter of 2023 net discrete tax benefits include $1.3 million related to stock-based accounting compared with $1.8 million. Excluding the net discrete income tax items in both periods, the effective rate would have been 21.6% for the second quarter of 2023 and 23.1% for the second quarter of 2022.
First six months of 2023 compared with the six months of 2022
The first six months of 2023 net sales increased 4.9%. Net income for the first six months of 2023 decreased 5.2%, primarily driven by higher income tax expense in the first half of 2023, as discussed below. Net income per diluted share was $7.60 for the first six months of 2023, compared with net income per diluted share of $8.05.
Net Sales
The first six months of 2023 net sales, compared with the first six months of 2022 net sales, reflected higher net sales in each segment.
Cost of Sales
Cost of sales increased $55.8 million in the first six months of 2023. Cost of sales as a percentage of net sales decreased for the first six months of 2023 to 56.9% from 57.6%.
Selling, General and Administrative Expenses
SG&A expenses, including research and development expense, increased $35.7 million in the first six months of 2023. SG&A expenses as a percentage of net sales for the first six months of 2023 increased slightly to 21.8% from 21.6%. Corporate expense, which is included in SG&A expenses, was $32.0 million for the first six months of 2023, compared with $30.8 million, with the increase primarily related to higher professional fees during the period. Stock-based compensation expense was $16.3 million for the first six months of 2023 compared with $15.4 million.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first six months of 2023 was $99.0 million compared with $104.9 million, with the decrease from the previous year related primarily to foreign currency translation impacts, finalization of FLIR purchase accounting in the second quarter of 2022 and certain finite-lived intangibles within the test and measurement instrumentation product line becoming fully amortized in the third quarter of 2022.

Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the first six months of 2023, pension service expense was $3.0 million compared with $4.3 million. For 2023, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 5.71% compared with 2.97% in 2022.
Operating Income
Operating income for the first six months of 2023 increased 10.1%. The first six months of 2023, compared with the first six months of 2022, reflected higher operating income in each business segment.
Non-operating Income and Expenses
Interest and debt expense, net of interest income, was $43.3 million for the first six months of 2023, compared with $44.8 million. Non-service retirement benefit income was $6.2 million for the first six months of 2023 compared with $5.7 million for the first six months of 2022. Other income and expense, net was expense of $4.5 million for the first six months of 2023 compared with an immaterial amount for the first six months of 2022.
Income Taxes
The Company’s effective income tax rate for the first six months of 2023 was 20.6% compared with an effective income tax rate of 9.6% for the first six months of 2022. The first six months of 2023 includes net discrete income tax benefits of $8.0 million compared with net discrete income tax benefits of $57.5 million. The first six months of 2023 net discrete tax benefits include $7.2 million related to stock-based accounting. The first six months of 2022 net discrete income tax amounts include a non-cash income tax benefit of $49.4 million primarily related to the resolution of certain FLIR tax reserves and $8.5 million related to stock-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 22.3% for the first six months of 2023 and 23.1% for the first six months of 2022.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to the corporate office not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.

Digital Imaging

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$793.3	$775.8	$17.5	2.3%	$1,565.8	$1,526.3	$39.5	2.6%
Cost of sales	$427.2	$434.3	$(7.1)	(1.6)%	$846.5	$839.5	$7.0	0.8%
SG&A expense	$195.9	$177.2	$18.7	10.6%	$381.1	$358.3	$22.8	6.4%
Acquired intangible asset amortization	$45.6	$46.4	$(0.8)	(1.7)%	$91.4	$94.9	$(3.5)	(3.7)%
Operating income	$124.6	$117.9	$6.7	5.7%	$246.8	$233.6	$13.2	5.7%
As a percentage of net sales:
Cost of sales	53.9%	56.0%			54.1%	55.0%
SG&A expense	24.7%	22.8%			24.3%	23.5%
Acquired intangible asset amortization	5.7%	6.0%			5.8%	6.2%
Operating income	15.7%	15.2%			15.8%	15.3%
Second quarter of 2023 compared with the second quarter of 2022
Net sales increased primarily due to $28.8 million of incremental sales from acquisitions as well as greater sales of x-ray products, commercial infrared imaging components and solutions, and industrial and scientific cameras sales, partially offset by lower sales of unmanned ground systems for defense applications.
Cost of sales decreased primarily due to product mix partially offset by the increase in net sales. As a result, the cost of sales percentage decreased during the period. SG&A and SG&A as a percentage of net sales increased primarily due to the impact of higher net sales and higher employee compensation costs and travel costs. Research and development expense also increased $4.9 million compared to the previous period. Acquired intangible asset amortization expense decreased slightly primarily due to foreign currency translation impacts.
Operating income increased primarily due to increased net sales during the period, and operating income as a percentage of net sales increased slightly during the period.

First six months of 2023 compared with the six months of 2022
Net sales increased primarily due to $53.9 million of incremental sales from acquisitions as well as greater sales of x-ray products, commercial infrared imaging components and solutions, and industrial and scientific cameras sales, partially offset by lower sales of unmanned ground systems for defense applications.
Cost of sales increased primarily due to increased net sales, and the cost of sales percentage decreased slightly during the period. SG&A and SG&A as a percentage of net sales increased primarily due to the impact of higher net sales as well as increased research and development expense of $13.2 million. Acquired intangible asset amortization expense decreased primarily due to foreign currency translation impacts as well as finalization of FLIR purchase accounting in the second quarter of 2022.
Operating income increased primarily due to increased net sales and lower acquired intangible asset amortization expense during the period, and operating income as a percentage of net sales increased slightly during the period.
Instrumentation

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$328.4	$312.5	$15.9	5.1%	$661.9	$621.4	$40.5	6.5%
Cost of sales	$172.5	$166.9	$5.6	3.4%	$352.9	$330.8	$22.1	6.7%
SG&A expense	$71.0	$67.3	$3.7	5.5%	$139.7	$135.8	$3.9	2.9%
Acquired intangible asset amortization	$3.5	$4.7	$(1.2)	(25.5)%	$7.2	$9.6	$(2.4)	(25.0)%
Operating income	$81.4	$73.6	$7.8	10.6%	$162.1	$145.2	$16.9	11.6%
As a percentage of net sales:
Cost of sales	52.5%	53.4%			53.3%	53.2%
SG&A expense	21.6%	21.5%			21.1%	21.9%
Acquired intangible asset amortization	1.1%	1.5%			1.1%	1.5%
Operating income	24.8%	23.6%			24.5%	23.4%
Second quarter of 2023 compared with the second quarter of 2022
Net sales increased due to higher sales at our marine instrumentation and our test and measurement instrumentation product lines. Sales of marine instrumentation increased $12.1 million and sales of test and measurement instrumentation increased $4.0 million, respectively. Sales of environmental instrumentation decreased $0.2 million.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage decreased due to product mix. SG&A expense increased due to higher net sales, and SG&A expense as a percentage of net sales increased slightly in the period. Acquired intangible asset amortization expense decreased primarily due to certain finite-lived intangibles within the test and measurement instrumentation line becoming fully amortized in the third quarter of 2022.
Operating income and operating income as a percentage of net sales increased primarily due to increased net sales and lower acquired intangible asset amortization.
For six months of 2023 compared with the six months of 2022
Net sales increased due to higher sales across all product lines. Sales of marine instrumentation increased $28.4 million, sales of test and measurement instrumentation increased $8.4 million and sales of environmental instrumentation increased $3.7 million, respectively.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage increased slightly. SG&A expense increased slightly due to higher net sales. SG&A expense as a percentage of net sales decreased slightly in the period. Acquired intangible asset amortization expense decreased primarily due to certain finite-lived intangibles within the test and measurement instrumentation line becoming fully amortized in the third quarter of 2022.
Operating income and operating income as a percentage of net sales increased primarily due to increased net sales and lower acquired intangible asset amortization.

Aerospace and Defense Electronics

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$186.0	$168.8	$17.2	10.2%	$359.2	$335.0	$24.2	7.2%
Cost of sales	$107.3	$103.2	$4.1	4.0%	$211.0	$206.2	$4.8	2.3%
SG&A expense	$25.3	$21.3	$4.0	18.8%	$47.6	$41.4	$6.2	15.0%
Acquired intangible asset amortization	$0.2	$0.2	$—	—%	$0.4	$0.4	$—	—%
Operating income	$53.2	$44.1	$9.1	20.6%	$100.2	$87.0	$13.2	15.2%
As a percentage of net sales:
Cost of sales	57.7%	61.1%			58.7%	61.6%
SG&A expense	13.6%	12.7%			13.3%	12.3%
Acquired intangible asset amortization	0.1%	0.1%			0.1%	0.1%
Operating income	28.6%	26.1%			27.9%	26.0%
Second quarter of 2023 compared with the second quarter of 2022
Net sales increased due to a $9.6 million increase for defense electronics and a $7.6 million increase for aerospace electronics.
Cost of sales increased primarily due to higher net sales partially offset by the impact of improved product margins across certain defense electronics product categories, and the cost of sales percentage decreased due to these improved product margins. SG&A expense as well as the SG&A expense percentage increased primarily due to higher compensation costs as well as increased research and development expense.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales and higher product margins during the period.
First six months of 2023 compared with the six months of 2022
Net sales increased due to a $13.6 million increase for defense electronics and a $10.6 million increase for aerospace electronics.
Cost of sales increased primarily due to higher net sales partially offset by the impact of improved product margins across certain defense electronics product categories, and the cost of sales percentage decreased due to these improved product margins. SG&A expense as well as the SG&A expense percentage increased primarily due higher compensation costs as well as increased research and development expense.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales and higher product margins during the period.
Engineered Systems

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$117.0	$98.7	$18.3	18.5%	$221.1	$194.1	$27.0	13.9%
Cost of sales	$99.3	$84.2	$15.1	17.9%	$186.6	$164.7	$21.9	13.3%
SG&A expense	$6.2	$5.9	$0.3	5.1%	$13.0	$11.4	$1.6	14.0%
Operating income	$11.5	$8.6	$2.9	33.7%	$21.5	$18.0	$3.5	19.4%
As percentage of net sales:
Cost of sales	84.9%	85.3%			84.4%	84.9%
SG&A expense	5.3%	6.0%			5.9%	5.8%
Operating income	9.8%	8.7%			9.7%	9.3%
Second quarter of 2023 compared with the second quarter of 2022
Net sales increased due to higher sales of $14.8 million for engineered products and higher sales of $3.5 million for energy systems.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage decreased slightly. SG&A expense increased slightly primarily due to higher net sales, and SG&A expense as a percentage of net sales decreased due primarily to net sales growth in excess of general and administrative expenses, which these expenses were at similar levels in both periods.
Operating income and operating income as a percentage of net sales increased primarily due to increased net sales. Operating income as a percentage of net sales increased primarily due to higher net sales growth and lower SG&A expense as a percentage of net sales.
First six months of 2023 compared with the six months of 2022
Net sales increased due primarily to higher sales of $19.6 million for engineered products and higher sales of $7.4 million for energy systems.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage decreased slightly. SG&A expense as well as SG&A expense as a percentage of net sales increased primarily due to higher net sales as well as higher research and development expense, including higher bid and proposal costs.
Operating income increased primarily due to increased net sales. Operating income as a percentage of net sales increased slightly primarily due to increased net sales, partially offset by higher research and development expense, including higher bid and proposal costs.
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
Cash and Cash Equivalents
Cash and cash equivalents totaled $364.2 million at July 2, 2023 compared with $638.1 million at January 1, 2023. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Long-term Debt
Total debt at July 2, 2023 was $3,353.3 million compared with $3,920.6 million at January 1, 2023.
At July 2, 2023, $1,131.1 million was available under the $1.15 billion credit facility, after reductions of $18.9 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.15 billion credit facility expiring March 2026, our $110.0 million term loan due May 2026 and our $150.0 million term loan due October 2024, require us to comply with various financial and operating covenants. At July 2, 2023, we were in compliance with these covenants.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flows:
Net cash provided by operating activities was $393.5 million for the first six months of 2023 compared with net cash used in operating activities of $19.8 million, driven primarily by the first six months of 2022 including a payment of $296.4 million to the Swedish Tax Authority related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary. The first six months of 2023 reflected higher accounts receivable collections, lower inventory purchases, lower income tax payments and higher accounts payable activity as compared with the first quarter of 2022. The IRS announcement related to the California floods (IR-2023-33) postponed approximately $102 million of our second quarter 2023 U.S. federal income tax payments until October 2023. We also expect to defer an additional federal tax payment of approximately $37 million in the third quarter of 2023. As a result, our cash paid for income taxes in the fourth quarter of fiscal 2023 will significantly increase because of these deferred federal tax payments.
Net cash used in investing activities was $104.5 million for the first six months of 2023 compared with $35.4 million. During the first six months of 2023, we spent $53.5 million on acquisition activity. Capital expenditures for the first six months of 2023 and 2022 were $51.7 million and $41.8 million, respectively. We currently plan to invest approximately $100 million for capital expenditures in 2023.
Net cash used in financing activities was $567.8 million for the first six months of 2023 compared with $110.6 million. During the first six months of 2023, we repaid $570.0 million of debt, including paying $300.0 million of debt that matured in April 2023 and making $260.0 million of floating rate debt payments which reduced our term loan due May 2026 by $135.0 million and reduced our outstanding credit facility balance by $125.0 million. In addition, during the second quarter of 2023, Teledyne repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt. Proceeds from the exercise of stock options were $15.0 million for the first six months of 2023 compared with $17.5 million for the first six months of 2022. Subsequent to the end of the second quarter of 2023, the Company repaid $50.0 million outstanding on its term loan due May 2026.
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
Many factors could change anticipated results, including: ongoing challenges and uncertainties posed by the lingering COVID pandemic for businesses and governments around the world; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, rising interest costs, and economic conditions; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s trade compliance and tax matters; escalating economic and diplomatic tension between China and the United States; threats to the security of our confidential and proprietary information, including cybersecurity threats; natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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

Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our company, its businesses, its strategies and the various risks that we face. Various risks are identified in our 2022 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
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
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 2, 2023, are effective at the reasonable assurance level.
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
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended July 2, 2023.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: July 31, 2023	By:	/s/ Susan L. Main
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