Form 10-Q
period 2023-10-01
TELEDYNE TECHNOLOGIES INC
filed 2023-10-27
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023
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
Yes  ☐    No  ☒
There were 47,184,697 shares of common stock, $.01 par value per share, outstanding as of October 23, 2023.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 2023 AND OCTOBER 3, 2022
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2023	2022	2023	2022
Net sales	$1,402.5	$1,363.6	$4,210.5	$4,040.4
Costs and expenses
Cost of sales	797.2	785.8	2,394.2	2,327.0
Selling, general and administrative	291.9	283.7	905.3	861.4
Acquired intangible asset amortization	49.1	48.9	148.1	153.8
Total costs and expenses	1,138.2	1,118.4	3,447.6	3,342.2
Operating income (loss)	264.3	245.2	762.9	698.2
Interest and debt income (expense), net	(18.4)	(22.0)	(61.7)	(66.8)
Gain (loss) on debt extinguishment	—	—	1.6	10.6
Non-service retirement benefit income (expense), net	3.1	2.9	9.3	8.6
Other income (expense), net	(2.9)	5.2	(7.4)	5.2
Income (loss) before income taxes	246.1	231.3	704.7	655.8
Provision (benefit) for income taxes	47.3	53.1	141.6	93.7
Net income (loss) including noncontrolling interest	198.8	178.2	$563.1	$562.1
Less: Net income (loss) attributable to noncontrolling interest	0.2	(0.1)	0.5	(0.1)
Net income (loss) attributable to Teledyne	$198.6	$178.3	$562.6	$562.2

Basic earnings per common share	$4.22	$3.81	$11.97	$12.01
Weighted average common shares outstanding	47.1	46.8	47.0	46.8

Diluted earnings per common share	$4.15	$3.74	$11.75	$11.79
Weighted average diluted common shares outstanding	47.9	47.7	47.9	47.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 1, 2023 AND OCTOBER 3, 2022
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2023	2022	2023	2022
Net income (loss) including noncontrolling interest	$198.8	$178.2	$563.1	$562.1
Other comprehensive income (loss):
Foreign exchange translation adjustment	(76.6)	(357.1)	(68.6)	(544.5)
Hedge activity, net of tax	(1.1)	(6.2)	3.0	(2.0)
Pension and postretirement benefit adjustments, net of tax	1.8	4.1	4.2	12.3
Other comprehensive income (loss)	(75.9)	(359.2)	(61.4)	(534.2)
Comprehensive income (loss) including noncontrolling interest	122.9	(181.0)	501.7	27.9
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.2	(0.1)	0.5	(0.1)
Comprehensive income (loss) attributable to Teledyne	$122.7	$(180.9)	$501.2	$28.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	October 1, 2023	January 1, 2023
Assets
Current Assets
Cash and cash equivalents	$508.6	$638.1
Accounts receivable, net	854.7	883.7
Unbilled receivables, net	340.2	274.7
Inventories, net	962.0	890.7
Prepaid expenses and other current assets	155.0	130.7
Total current assets	2,820.5	2,817.9
Property, plant and equipment, net of accumulated depreciation and amortization of $932.1 at October 1, 2023 and $847.8 at January 1, 2023	754.1	769.8
Goodwill	7,899.8	7,873.0
Acquired intangibles, net	2,287.4	2,440.6
Prepaid pension assets	190.0	178.4
Other assets, net	264.0	274.3
Total Assets	$14,215.8	$14,354.0
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$454.9	$505.7
Accrued liabilities	777.1	717.6
Current portion of long-term debt	450.1	300.1
Total current liabilities	1,682.1	1,523.4
Long-term debt, net of current portion	2,794.0	3,620.5
Long-term deferred tax liabilities	449.9	490.0
Other long-term liabilities	563.7	547.2
Total Liabilities	5,489.7	6,181.1
Commitments and contingencies
Redeemable Noncontrolling Interest	4.2	3.7
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at October 1, 2023 and 47,194,766 at January 1, 2023; outstanding shares: 47,183,514 at October 1, 2023 and 46,912,635 at January 1, 2023	0.5	0.5
Additional paid-in capital	4,385.7	4,353.4
Retained earnings	5,124.4	4,561.8
Treasury stock, 11,252 shares at October 1, 2023 and 282,131 shares at January 1, 2023	(0.8)	(20.0)
Accumulated other comprehensive income (loss)	(787.9)	(726.5)
Total Stockholders’ Equity	8,721.9	8,169.2
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity	$14,215.8	$14,354.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	$0.5	$4,353.4	$(20.0)	$4,561.8	$(726.5)	$8,169.2
Net income (loss)	—	—	—	178.7	—	178.7
Other comprehensive income (loss), net of tax	—	—	—	—	(0.3)	(0.3)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation	—	7.9	—	—	—	7.9
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, April 2, 2023	0.5	4,360.9	(9.4)	4,740.5	(726.8)	8,365.7
Net income (loss)	—	—	—	185.3	—	185.3
Other comprehensive income (loss), net of tax	—	—	—	—	14.8	14.8
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock-based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 3, 2023	$0.5	$4,371.2	$(6.5)	$4,925.8	$(712.0)	$8,579.0
Net income (loss)	—	—	—	198.6	—	198.6
Other comprehensive income (loss), net of tax	—	—	—	—	(75.9)	(75.9)
Treasury stock issued	—	(5.7)	5.7	—	—	—
Stock-based compensation	—	8.0	—	—	—	8.0
Exercise of stock options	—	12.2	—	—	—	12.2
Balance, October 1, 2023	$0.5	$4,385.7	$(0.8)	$5,124.4	$(787.9)	$8,721.9

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 2, 2022	$0.5	$4,317.1	$(38.8)	$3,773.2	$(430.0)	$7,622.0
Net income (loss)	—	—	—	212.6	—	212.6
Other comprehensive income (loss), net of tax	—	—	—	—	(21.9)	(21.9)
Treasury stock issued	—	(11.6)	11.6	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	12.7	—	—	—	12.7
Balance, April 3, 2022	0.5	4,325.2	(27.2)	3,985.8	(451.9)	7,832.4
Net income (loss)	—	—	—	171.3	—	171.3
Other comprehensive income (loss), net of tax	—	—	—	—	(153.1)	(153.1)
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock based compensation	—	6.5	—	—	—	6.5
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 3, 2022	$0.5	$4,333.6	$(24.3)	$4,157.1	$(605.0)	$7,861.9
Net income (loss)	—	—	—	178.3	—	178.3
Other comprehensive income (loss), net of tax	—	—	—	—	(359.2)	(359.2)
Treasury stock issued	—	(0.5)	0.5	—	—	—
Stock-based compensation	—	6.6	—	—	—	6.6
Exercise of stock options	—	0.9	—	—	—	0.9
Balance, October 2, 2022	$0.5	$4,340.6	$(23.8)	$4,335.4	$(964.2)	$7,688.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2023 AND OCTOBER 3, 2022
(Unaudited - Amounts in millions)

	Nine Months
	2023	2022
Operating Activities
Net income (loss) including noncontrolling interest	$563.1	$562.1
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	239.0	250.4
Stock-based compensation	24.3	22.1
Debt extinguishment (income) expense	(1.6)	(10.6)
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(31.1)	(40.2)
Inventories	(77.2)	(135.1)
Accounts payable	(47.4)	58.9
Deferred taxes and income taxes receivable (payable), net	41.0	(32.8)
Prepaid expenses and other assets	(26.3)	4.2
Accrued expenses and other liabilities	(13.4)	(403.0)
Other operating, net	1.3	(26.9)
Net cash provided by (used in) operating activities	671.7	249.1
Investing Activities
Purchases of property, plant and equipment	(74.7)	(58.5)
Purchase of businesses, net of cash acquired	(53.5)	(11.9)
Proceeds from disposal of fixed assets	—	5.2
Other investing, net	0.9	1.3
Net cash provided by (used in) investing activities	(127.3)	(63.9)
Financing Activities
Proceeds from (payments on) fixed rate senior notes	(308.4)	—
Net borrowings from (repayments made to) credit facility	(125.0)	—
Proceeds from (payments on) other debt	(245.3)	(174.7)
Proceeds from exercise of stock options	27.2	18.4
Liquidation (maturity) of cross currency swap	(13.5)	43.1
Other financing, net	(0.7)	(2.0)
Net cash provided by (used in) financing activities	(665.7)	(115.2)
Effect of exchange rate changes on cash	(8.2)	(65.4)
Change in cash and cash equivalents	(129.5)	4.6
Cash and cash equivalents—beginning of period	638.1	474.7
Cash and cash equivalents—end of period	$508.6	$479.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
October 1, 2023

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of October 1, 2023 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the third quarter and nine months ended October 1, 2023. The results of operations and cash flows for the periods ended October 1, 2023 and cash flows for the nine months ended October 1, 2023 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
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
NL Acoustics
During the third quarter of 2022, the Company acquired an approximate 80% majority interest in Noiseless Acoustics Oy ("NL Acoustics"), paying $11.9 million in cash, net of cash acquired, during the year. NL Acoustics, located in Helsinki, Finland, designs and manufactures acoustics imaging instruments and predictive maintenance solutions. NL Acoustics is part of the Digital Imaging segment. Goodwill resulting from the NL Acoustics acquisition will not be deductible for tax purposes. For further information about the Company's redeemable noncontrolling interest, refer to the Company's 2022 Form 10-K.

The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for these acquisitions (in millions):

	2023
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ChartWorld	January 3, 2023	$53.5	$55.9	$11.3
(a) Net of cash acquired
	2022
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ETM	October 28, 2022	$87.7	$33.5	$20.9
NL Acoustics (acquisition of 80% interest)	July 15, 2022	11.9	11.7	3.8
Total		$99.6	$45.2	$24.7
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the ChartWorld and ETM acquisitions is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's financial results. The significant factors that resulted in recognition of goodwill for the 2022 and 2023 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
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
Segment results include net sales and operating income by segment but excludes corporate expenses. Corporate expense primarily includes administrative expenses relating to the corporate office not allocated to our segments.
The following table presents net sales and operating income by segment (dollars in millions):

	Third Quarter		%	Nine Months		%
	2023	2022	Change	2023	2022	Change
Net sales (a):
Digital Imaging	$775.8	$777.9	(0.3)%	$2,341.6	$2,304.2	1.6%
Instrumentation	329.1	306.4	7.4%	991.0	927.8	6.8%
Aerospace and Defense Electronics	183.3	169.5	8.1%	542.5	504.5	7.5%
Engineered Systems	114.3	109.8	4.1%	335.4	303.9	10.4%
Total net sales	$1,402.5	$1,363.6	2.9%	$4,210.5	$4,040.4	4.2%
Operating income:
Digital Imaging	$136.3	$133.7	1.9%	$383.1	$367.3	4.3%
Instrumentation	85.5	71.1	20.3%	247.6	216.3	14.5%
Aerospace and Defense Electronics	49.4	44.3	11.5%	149.6	131.3	13.9%
Engineered Systems	10.9	11.9	(8.4)%	32.4	29.9	8.4%
Corporate expense	(17.8)	(15.8)	12.7%	(49.8)	(46.6)	6.9%
Operating income	$264.3	$245.2	7.8%	$762.9	$698.2	9.3%
(a) Net sales exclude inter-segment sales of $7.2 million and $21.5 million for the third quarter and first nine months of 2023, respectively, and $4.8 million and $15.4 million for the third quarter and first nine months of 2022, respectively.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	October 1, 2023	January 1, 2023
Digital Imaging	$11,267.8	$11,432.3
Instrumentation	1,643.1	1,626.4
Aerospace and Defense Electronics	570.9	540.1
Engineered Systems	210.7	200.3
Corporate	523.3	554.9
Total identifiable assets	$14,215.8	$14,354.0
Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2023	2022	2023	2022
Marine Instrumentation	$132.5	$110.0	$388.1	$337.2
Environmental Instrumentation	113.0	114.8	346.2	344.3
Test and Measurement Instrumentation	83.6	81.6	256.7	246.3
Total	$329.1	$306.4	$991.0	$927.8

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

	Third Quarter Ended October 1, 2023			Third Quarter Ended October 1, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$151.5	$624.3	$775.8	$358.6	$196.6	$150.0	$70.6	$775.8
Instrumentation	27.0	302.1	329.1	142.5	93.7	64.1	28.8	329.1
Aerospace and Defense Electronics	69.8	113.5	183.3	123.7	35.1	17.0	7.5	183.3
Engineered Systems	102.5	11.8	114.3	112.6	—	0.8	0.9	114.3
Total	$350.8	$1,051.7	$1,402.5	$737.4	$325.4	$231.9	$107.8	$1,402.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Nine Months Ended October 1, 2023			Nine Months Ended October 1, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$413.1	$1,928.5	$2,341.6	$1,049.4	$601.2	$460.8	$230.2	$2,341.6
Instrumentation	71.3	919.7	991.0	419.9	286.1	196.2	88.8	991.0
Aerospace and Defense Electronics	205.9	336.6	542.5	369.8	100.8	49.5	22.4	542.5
Engineered Systems	299.0	36.4	335.4	330.3	—	1.4	3.7	335.4
Total	$989.3	$3,221.2	$4,210.5	$2,169.4	$988.1	$707.9	$345.1	$4,210.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Third Quarter Ended October 2, 2022			Third Quarter Ended October 2, 2022
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$156.3	$621.6	$777.9	$367.6	$182.8	$158.8	$68.7	$777.9
Instrumentation	29.5	276.9	306.4	149.4	63.6	64.4	29.0	306.4
Aerospace and Defense Electronics	62.8	106.7	169.5	136.5	10.3	16.6	6.1	169.5
Engineered Systems	99.1	10.7	109.8	109.4	—	0.3	0.1	109.8
Total	$347.7	$1,015.9	$1,363.6	$762.9	$256.7	$240.1	$103.9	$1,363.6
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Nine Months Ended October 2, 2022			Nine Months Ended October 2, 2022
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$463.4	$1,840.8	$2,304.2	$1,053.1	$549.9	$472.1	$229.1	$2,304.2
Instrumentation	79.1	848.7	927.8	417.2	219.0	204.1	87.5	927.8
Aerospace and Defense Electronics	184.3	320.2	504.5	387.8	55.9	43.9	16.9	504.5
Engineered Systems	274.4	29.5	303.9	302.3	—	0.9	0.7	303.9
Total	$1,001.2	$3,039.2	$4,040.4	$2,160.4	$824.8	$721.0	$334.2	$4,040.4
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the nine months ended October 1, 2023, approximately 49% of net sales in the Engineered Systems segment were derived from fixed price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	October 1, 2023	January 1, 2023
Accrued liabilities	$215.5	$187.6
Other long-term liabilities	21.9	20.2
Total contract liabilities	$237.4	$207.8
The Company recognized revenue of $118.9 million during the nine months ended October 1, 2023 from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of October 1, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,122.5 million. The Company expects approximately 80% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 20% recognized thereafter.
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
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2023 was $1.7 million of favorable operating income compared with $30.5 million of favorable operating income in the first nine months of 2022, with the first nine months of 2022 primarily related to favorable changes in estimates that impacted revenue within our Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income (loss) for any period presented.
Note 5. Goodwill and Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 1, 2023	$6,780.4	$913.2	$161.8	$17.6	$7,873.0
Current year acquisitions	55.9	—	—	—	55.9
Foreign currency changes and other	(27.5)	(1.9)	0.3	—	(29.1)
Balance at October 1, 2023	$6,808.8	$911.3	$162.1	$17.6	$7,899.8

Acquired intangible assets (in millions):	October 1, 2023			January 1, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,652.4	$608.6	$1,043.8	$1,667.7	$497.4	$1,170.3
Customer list/relationships	599.0	206.2	392.8	596.1	177.0	419.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	9.9	5.4	4.5	7.1	4.4	2.7
Backlog	16.2	16.2	—	16.1	15.8	0.3
Total intangibles subject to amortization	2,279.0	837.9	1,441.1	2,288.5	696.1	1,592.4
Intangibles not subject to amortization:
Trademarks	846.3	—	846.3	848.2	—	848.2
Total acquired intangible assets	$3,125.3	$837.9	$2,287.4	$3,136.7	$696.1	$2,440.6
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
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $171.0 million and $167.1 million of cash equivalents at October 1, 2023 and January 1, 2023, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $10.7 million at October 1, 2023 and $11.7 million at January 1, 2023.
Inventories, net
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method, with an immaterial amount of inventories valued under the LIFO method. Inventory balances are summarized as follows (in millions):

	Balance at
	October 1, 2023	January 1, 2023
Raw materials and supplies	$577.5	$563.7
Work in process	202.8	156.8
Finished goods	181.7	170.2
Total inventories, net	$962.0	$890.7
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

	Nine Months
Warranty Reserve (in millions):	2023	2022
Balance at beginning of year	$50.3	$49.5
Product warranty expense	11.7	4.5
Deductions	(11.5)	(7.3)
Acquisition	0.2	1.6
Balance at end of period	$50.7	$48.3
Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	October 1, 2023	January 1, 2023
$1.15 billion credit facility due March 2026, weighted average variable rate of 5.46% at January 1, 2023	$—	$125.0
0.65% Fixed Rate Senior Notes due April 2023	—	300.0
0.95% Fixed Rate Senior Notes due April 2024	450.0	450.0
Term loan due October 2024, variable rate of 6.67% at October 1, 2023 and 5.63% at January 1, 2023, swapped to a Euro fixed rate of 0.61%	150.0	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
Term loan due May 2026, variable rate of 5.61% at January 1, 2023	—	245.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,040.0
Other debt	1.4	2.1
Debt discount and debt issuance costs	(22.3)	(26.5)
Total debt, net	3,244.1	3,920.6
Less: Current portion of long-term debt	(450.1)	(300.1)
Total long-term debt, net of current portion	$2,794.0	$3,620.5
During the first nine months of 2023, the Company repaid $125.0 million of amounts outstanding on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on its term loan due May 2026. The Company also repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt.
At October 1, 2023, $1,130.9 million was available under the $1.15 billion credit facility, after a reduction of $19.1 million in outstanding letters of credit. Our bank credit agreements require Teledyne to comply with various financial and operating covenants and at October 1, 2023, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 input in the fair value hierarchy and is valued based on observable market data. As of October 1, 2023 and January 1, 2023, the aggregate fair values of our borrowings were $2,823.4 million and $3,492.7 million, respectively, and the carrying values were $3,266.4 million and $3,947.1 million, respectively.

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
The Company’s effective income tax rate for the third quarter and first nine months of 2023 was 19.2% and 20.1%, respectively, compared with an effective income tax rate for the third quarter and first nine months of 2022 of 23.0% and 14.3%, respectively. The third quarter and first nine months of 2023 includes net discrete income tax benefits of $6.1 million and $14.1 million, respectively, compared with net discrete income tax benefits of $0.3 million and $57.8 million for the third quarter and first nine months of 2022, respectively. The third quarter and first nine months of 2023 net discrete income tax benefits include $6.5 million and $13.7 million, respectively, related to stock-based accounting compared with $0.2 million and $8.7 million, of net discrete income tax benefits related to stock-based accounting for the third quarter and first nine months of 2022, respectively. The first nine months of 2022 also includes net discrete income tax benefits of $49.1 million primarily related to the change in or resolution of certain acquisition-related tax reserves. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 21.7% and 22.1% for the third quarter and first nine months of 2023, respectively, and 23.1% for both the third quarter and first nine months of 2022.
Note 9. Pension Plans

	Third Quarter		Nine Months
	2023	2022	2023	2022
Service cost — benefits earned during the period (in millions)	$1.5	$2.2	$4.5	$6.5

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$8.4	$6.0	$25.2	$17.8
Expected return on plan assets	(13.6)	(14.1)	(40.7)	(42.2)
Amortization of net prior service cost (income)	(0.4)	(0.4)	(1.3)	(1.3)
Amortization of net actuarial loss (gain)	2.5	5.6	7.5	17.1
Pension non-service cost (income)	$(3.1)	$(2.9)	$(9.3)	$(8.6)
Note 10. Stock-based Compensation
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock awards and restricted stock units. The Company also has non-employee director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors. The Company issues shares of common stock upon the exercise of stock options.
Stock-based compensation expense was $8.0 million and $24.3 million for the third quarter and first nine months of 2023, respectively, and $6.7 million and $22.1 million for the third quarter and first nine months of 2022, respectively.
Stock option activity for the third quarter and first nine months of 2023 is as follows:

	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,587,655	$230.70	1,726,731	$223.43
Exercised	(111,455)	$109.23	(238,758)	$113.83
Canceled	(2,945)	$390.58	(14,718)	$385.28
Ending balance	1,473,255	$239.57	1,473,255	$239.57
Exercisable at end of period	1,277,837	$217.11	1,277,837	$217.11
Restricted stock activity for the first nine months of 2023 is as follows:

	Shares	Weighted average fair value per share
Balance at January 1, 2023	166,395	$368.62
Granted	20,645	$372.67
Vested	(24,435)	$394.33
Forfeited/Canceled	(12,362)	$363.49
Balance at October 1, 2023	150,243	$363.48

Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2023	2022	2023	2022
Weighted average basic common shares outstanding	47.1	46.8	47.0	46.8
Effect of dilutive securities (primarily stock options)	0.8	0.9	0.9	0.9
Weighted average diluted common shares outstanding	47.9	47.7	47.9	47.7
For the third quarter and first nine months of 2023 and 2022, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the third quarter and nine months ended October 1, 2023 and October 2, 2022 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at July 2, 2023	$(464.3)	$5.4	$(253.1)	$(712.0)
Other comprehensive income (loss) before reclassifications	(76.6)	2.4	—	(74.2)
Amounts reclassified from AOCI	—	(3.5)	1.8	(1.7)
Net other comprehensive income (loss)	(76.6)	(1.1)	1.8	(75.9)
Balance at October 1, 2023	$(540.9)	$4.3	$(251.3)	$(787.9)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at July 3, 2022	$(316.4)	$0.8	$(289.4)	$(605.0)
Other comprehensive income (loss) before reclassifications	(357.1)	7.7	—	(349.4)
Amounts reclassified from AOCI	—	(13.9)	4.1	(9.8)
Net other comprehensive income (loss)	(357.1)	(6.2)	4.1	(359.2)
Balance at October 2, 2022	$(673.5)	$(5.4)	$(285.3)	$(964.2)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
Other comprehensive income (loss) before reclassifications	(68.6)	15.2	—	(53.4)
Amounts reclassified from AOCI	—	(12.2)	4.2	(8.0)
Net other comprehensive income (loss)	(68.6)	3.0	4.2	(61.4)
Balance as of October 1, 2023	$(540.9)	$4.3	$(251.3)	$(787.9)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)
Other comprehensive income (loss) before reclassifications	(544.5)	28.4	—	(516.1)
Amounts reclassified from AOCI	—	(30.4)	12.3	(18.1)
Net other comprehensive income (loss)	(544.5)	(2.0)	12.3	(534.2)
Balance as of October 2, 2022	$(673.5)	$(5.4)	$(285.3)	$(964.2)

The reclassifications out of AOCI to net income for the third quarter and nine months ended October 1, 2023 and October 2, 2022 are as follows (in millions):

	Amount Reclassified from AOCI for the Quarter Ended	Amount Reclassified from AOCI for the Quarter Ended	Statement of Income (Loss) Presentation
	October 1, 2023	October 2, 2022
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(4.6)	$(18.5)	See Note 13
Income tax impact	1.1	4.6	Provision for income taxes
Total	$(3.5)	$(13.9)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.4)	$(0.4)	Costs and expenses
Amortization of net actuarial loss	2.7	5.8	Costs and expenses
Total before tax	2.3	5.4
Income tax impact	(0.5)	(1.3)	Provision for income taxes
Total	$1.8	$4.1

	Amount Reclassified from AOCI for the Nine Months Ended	Amount Reclassified from AOCI for the Nine Months Ended	Statement of Income (Loss) Presentation
	October 1, 2023	October 2, 2022
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(16.2)	$(40.5)	See Note 13
Income tax impact	4.0	10.1	Provision for income taxes
Total	$(12.2)	$(30.4)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(1.3)	(1.2)	Costs and expenses
Amortization of net actuarial loss	7.0	17.4	Costs and expenses
Total before tax	5.7	16.2
Income tax impact	$(1.5)	$(3.9)	Provision for income taxes
Total	$4.2	$12.3
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

As of October 1, 2023, the Company had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $111.9 million. These foreign currency forward contracts have maturities ranging from December 2023 to February 2025. As of October 1, 2023, the Company had foreign currency forward contracts to buy British pounds and to sell U.S. dollars totaling $5.2 million. These foreign currency forward contracts have maturities ranging from December 2023 to February 2024.

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
As of October 1, 2023, the Company has a cross currency swap outstanding with a notional amount of €156.0 million and $150.0 million that matures in October 2024.
All derivative instruments are recorded on the condensed consolidated balance sheets at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Designated Hedging Activities
For a derivative instrument designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheets in AOCI to the extent the derivative instrument is effective in mitigating the exposure related to the anticipated transaction. The amount recorded within AOCI is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the third quarter and nine months ended October 1, 2023 and October 2, 2022 was as follows (in millions):

	Third Quarter		Nine Months
	2023	2022	2023	2022
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$4.0	$10.2	$20.7	$36.0
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$(1.1)	$(1.0)	$(4.8)	$(1.4)
Net gain (loss) recognized in AOCI - Interest Rate Contracts	$—	$0.3	—	$2.3
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$4.2	$17.8	$15.0	$38.9
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$1.9	$1.6	$5.6	$3.5
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$—	$0.3	$0.6	$(0.3)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred losses recorded in AOCI for the forward contracts that will mature in the next twelve months total $0.3 million, net of taxes. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the next twelve months total $7.5 million.
Non-Designated Hedging Activities
For a derivative instrument that has not been designated as an accounting hedge, the change in the fair value is recognized immediately in earnings. As of October 1, 2023, the Company had foreign currency forward contracts not designated as accounting hedges primarily in the following types and pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$214.1	U.S. Dollars	US$	158.8
Danish Krone	DKR	89.2	U.S. Dollars	US$	13.0
Euros		€80.7	U.S. Dollars	US$	87.5
Great Britain Pounds		£10.6	Euros		€12.3
Great Britain Pounds		£57.0	U.S. Dollars	US$	71.9
Swedish Krona	SEK	207.5	Euros		€17.5
Swedish Krona	SEK	150.8	U.S. Dollars	US$	13.8
U.S. Dollars	US$	6.7	Chinese Yuan		¥49.0
The preceding table includes non-designated hedges derived from terms contained in previously designated cash flow hedges. The gains and losses on these derivatives instruments which are not designated as accounting hedges are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
The effect of derivative instruments not designated as accounting hedges recognized in other income and expense for the third quarter and nine months ended October 1, 2023 was expense of $12.9 million and $3.1 million, respectively. The effect of derivative instruments not designated as accounting hedges in other income and expense for the third quarter and nine months ended October 2, 2022 was expense of $40.5 million and $70.9 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative instruments are presented below. All fair values for these derivative instruments were measured using Level 2 inputs in the fair value hierarchy (in millions):

Asset/(Liability) Derivative Instruments	Balance sheet location	October 1, 2023	January 1, 2023
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$1.5	$0.4
Cash flow forward contracts	Accrued liabilities	(1.2)	(6.8)
Interest rate contracts	Other current assets	—	0.7
Cash flow cross currency swap	Other current assets	3.4	2.7
Cash flow cross currency swap	Accrued liabilities	—	(14.0)
Cash flow cross currency swap	Other long-term liabilities	(16.7)	(18.3)
Total derivatives designated as hedging instruments		(13.0)	(35.3)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	5.8	3.5
Non-designated forward contracts	Accrued liabilities	(10.3)	(7.0)
Total derivatives not designated as hedging instruments		(4.5)	(3.5)
Total derivative instruments, net		$(17.5)	$(38.8)
Note 14. Commitments and Contingencies
Trade Compliance Matters
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
Environmental Remediation Obligations
At October 1, 2023, the Company’s reserves for environmental remediation obligations totaled $5.5 million, of which $1.5 million is included in current accrued liabilities. At January 1, 2023, the Company’s reserves for environmental remediation obligations totaled $5.8 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 15. Subsequent Events
On October 13, 2023, the Company acquired Xena Networks ApS and affiliates ("Xena Networks"). Xena Networks, headquartered in Denmark, is a leading provider of high-speed terabit ethernet validation, quality assurance, and production test solutions. Xena Networks is part of the test and measurement instrumentation product line within the Instrumentation segment.

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
Strategy
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development, we seek to create new products to grow our Company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy. As part of our continuing FLIR acquisition integration efforts, and as we accelerate the relocation of select Teledyne FLIR operations to existing sites, we recorded $5.8 million of employee separation costs, facility consolidation costs and facility lease impairments in the third quarter of 2023. We expect to record an additional $3.0 million to $4.0 million of pretax costs in the next six months related to employee separation costs, facility consolidation costs and facility lease impairments.
Consistent with our strategy, we completed one acquisition in the first nine months of 2023 and two acquisitions in 2022, which were all part of the Digital Imaging segment. The financial results of these acquisitions have been included since the respective date of each acquisition. Subsequent to the end of the third quarter of 2023, we completed one acquisition, which is part of the Instrumentation segment. See Note 2 and Note 15 for additional information about our recent acquisitions.
Trends Affecting Our Business and Other Matters
We have experienced supply chain challenges, including long lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. These supply chain challenges have also delayed our ability to timely convert backlog to revenue. Although perhaps to a lesser extent compared to recent quarters, we expect inflationary impacts and supply chain constraints to continue through the fourth quarter of 2023 and likely into 2024.
Sales recorded and costs incurred recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. See Note 13 for additional discussion around our derivative instruments and hedging activities used to mitigate these impacts.
To date, we have not been materially impacted by the conflict in Israel and its effect on neighboring regions. We do not have material assets in Israel. Our total net sales from Israel in the first nine months of 2023 and the full year 2022 was less than 1% of total net sales, respectively. It is too early to determine the full extent of the impact this conflict could have on our business and our operations, including the impact to our suppliers from these regions, and our assessment of the potential impacts is ongoing.

Results of Operations

	Third Quarter		%	Nine Months		%
(in millions)	2023	2022	Change	2023	2022	Change
Net sales	$1,402.5	$1,363.6	2.9%	$4,210.5	$4,040.4	4.2%
Costs and expenses
Cost of sales	797.2	785.8	1.5%	2,394.2	2,327.0	2.9%
Selling, general and administrative ("SG&A")	291.9	283.7	2.9%	905.3	861.4	5.1%
Acquired intangible asset amortization	49.1	48.9	0.4%	148.1	153.8	(3.7)%
Total costs and expenses	1,138.2	1,118.4	1.8%	3,447.6	3,342.2	3.2%
Operating income (loss)	264.3	245.2	7.8%	762.9	698.2	9.3%
Interest and debt income (expense), net	(18.4)	(22.0)	(16.4)%	(61.7)	(66.8)	(7.6)%
Gain (loss) on debt extinguishment	—	—	—%	1.6	10.6	(84.9)%
Non-service retirement benefit income (expense)	3.1	2.9	6.9%	9.3	8.6	8.1%
Other income (expense), net	(2.9)	5.2	*	(7.4)	5.2	*
Income before income taxes	246.1	231.3	6.4%	704.7	655.8	7.5%
Provision (benefit) for income taxes	47.3	53.1	(10.9)%	141.6	93.7	51.1%
Net income (loss) including noncontrolling interest	198.8	178.2	11.6%	563.1	562.1	0.2%
Less: Net income (loss) attributable to noncontrolling interest	0.2	(0.1)	*	0.5	(0.1)	*
Net income (loss) attributable to Teledyne	$198.6	$178.3	11.4%	$562.6	$562.2	0.1%
* not meaningful

	Third Quarter		%	Nine Months		%
(dollars in millions)	2023	2022	Change	2023	2022	Change
Net sales (a):
Digital Imaging	$775.8	$777.9	(0.3)%	$2,341.6	$2,304.2	1.6%
Instrumentation	329.1	306.4	7.4%	991.0	927.8	6.8%
Aerospace and Defense Electronics	183.3	169.5	8.1%	542.5	504.5	7.5%
Engineered Systems	114.3	109.8	4.1%	335.4	303.9	10.4%
Total net sales	$1,402.5	$1,363.6	2.9%	$4,210.5	$4,040.4	4.2%
Operating income (loss):
Digital Imaging	$136.3	$133.7	1.9%	$383.1	$367.3	4.3%
Instrumentation	85.5	71.1	20.3%	247.6	216.3	14.5%
Aerospace and Defense Electronics	49.4	44.3	11.5%	149.6	131.3	13.9%
Engineered Systems	10.9	11.9	(8.4)%	32.4	29.9	8.4%
Corporate expense	(17.8)	(15.8)	12.7%	(49.8)	(46.6)	6.9%
Total operating income (loss)	$264.3	$245.2	7.8%	$762.9	$698.2	9.3%
(a) Net sales exclude inter-segment sales of $7.2 million and $21.5 million for the third quarter and first nine months of 2023, respectively, and $4.8 million and $15.4 million for the third quarter and first nine months of 2022, respectively.

Third Quarter Results
The following is a discussion of our 2023 third quarter results compared with the third quarter results of 2022. Comparisons are with the corresponding reporting period of 2022, unless noted otherwise.
Third quarter of 2023 compared with the third quarter of 2022
Our third quarter of 2023 net sales increased 2.9%. Net income for the third quarter of 2023 increased 11.4%, driven primarily by higher net sales and favorable product mix. Net income per diluted share was $4.15 for the third quarter of 2023, compared with net income per diluted share of $3.74.
Net Sales
The third quarter of 2023 net sales, compared with the third quarter of 2022, reflected higher net sales in each segment other than the Digital Imaging segment, which decreased slightly. The third quarter of 2023 also included $25.8 million in incremental sales from recent acquisitions.

Cost of Sales
Cost of sales increased $11.4 million in the third quarter of 2023. Cost of sales as a percentage of net sales decreased for the third quarter of 2023 to 56.8% from 57.6%.
Selling, General and Administrative Expense
SG&A expense, including research and development expense, increased $8.2 million in the third quarter of 2023. SG&A expense as a percentage of net sales was 20.8% for both the third quarter of 2023 and 2022. Corporate expense, which is included in SG&A expense, was $17.8 million for the third quarter of 2023, compared with $15.8 million, with the increase primarily related to higher professional fees during the period. Stock-based compensation expense was $8.0 million for the third quarter of 2023 compared with $6.7 million. The third quarter of 2023 also included $5.8 million of FLIR-related integration costs, including employee separation costs, facility consolidation costs and facility lease impairments with no comparable amount in the previous year.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the third quarter of 2023 was $49.1 million compared with $48.9 million.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the third quarter of 2023, pension service expense was $1.5 million, compared with $2.2 million. For 2023, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 5.71% compared with 2.97% in 2022.
Operating Income
Operating income for the third quarter of 2023 increased 7.8%. The third quarter of 2023, compared with the third quarter of 2022, reflected higher operating income in each business segment other than the Engineered Systems segment.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $18.4 million for the third quarter of 2023, compared with $22.0 million, with the decrease related to reduced outstanding borrowings with lower weighted average interest rates compared to the third quarter of 2022. Non-service retirement benefit income was $3.1 million for the third quarter of 2023 compared with $2.9 million. Other income and expense, net was expense of $2.9 million for the third quarter of 2023 compared with income of $5.2 million for the third quarter of 2022, with the difference primarily related foreign exchange losses in the third quarter of 2023 compared with foreign exchange gains in the third quarter of 2022. The third quarter of 2022 also included higher income from deferred compensation plan activity.
Income Tax
The Company’s effective income tax rate for the third quarter of 2023 was 19.2% compared with an effective income tax rate of 23.0% for the third quarter of 2022. The third quarter of 2023 includes net discrete income tax benefits of $6.1 million compared with net discrete income tax benefits of $0.3 million. The third quarter of 2023 net discrete income tax benefits include $6.5 million related to stock-based accounting compared with $0.2 million. Excluding the net discrete income tax items in both periods, the effective rate would have been 21.7% for the third quarter of 2023 and 23.1% for the third quarter of 2022.
First nine months of 2023 compared with the first nine months of 2022
The first nine months of 2023 net sales increased 4.2%. Net income for the first nine months of 2023 increased 0.1%. Net income per diluted share was $11.75 for the first nine months of 2023, compared with net income per diluted share of $11.79.
Net Sales
The first nine months of 2023 net sales, compared with the first nine months of 2022 net sales, reflected higher net sales in each segment. The first nine months of 2023 also included $79.7 million in incremental sales from recent acquisitions.
Cost of Sales
Cost of sales increased $67.2 million in the first nine months of 2023. Cost of sales as a percentage of net sales decreased for the first nine months of 2023 to 56.9% from 57.6%.
Selling, General and Administrative Expense
SG&A expense, including research and development expense, increased $43.9 million in the first nine months of 2023. SG&A expense as a percentage of net sales for the first nine months of 2023 increased slightly to 21.5% from 21.3%. Corporate expense, which is included in SG&A expense, was $49.8 million for the first nine months of 2023, compared with $46.6 million, with the increase primarily related to higher professional fees during the period. Stock-based compensation expense was $24.3 million for the first nine months of 2023 compared with $22.1 million. The first nine months of 2023 also included $5.8 million of FLIR-related integration costs, including employee separation costs, facility consolidation costs and facility lease impairments.

Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first nine months of 2023 was $148.1 million compared with $153.8 million, with the decrease from the previous year related primarily to foreign currency translation impacts, finalization of FLIR purchase accounting in the second quarter of 2022 and certain finite-lived intangibles within the test and measurement instrumentation product line becoming fully amortized in the third quarter of 2022.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the first nine months of 2023, pension service expense was $4.5 million compared with $6.5 million. For 2023, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 5.71% compared with 2.97% in 2022.
Operating Income
Operating income for the first nine months of 2023 increased 9.3%. The first nine months of 2023, compared with the first nine months of 2022, reflected higher operating income in each business segment.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $61.7 million for the first nine months of 2023, compared with $66.8 million. Non-service retirement benefit income was $9.3 million for the first nine months of 2023 compared with $8.6 million for the first nine months of 2022. Other income and expense, net was expense of $7.4 million for the first nine months of 2023 compared with $5.2 million of other income for the first nine months of 2022, with the difference primarily related to foreign exchange losses in the first nine months of 2023 compared with foreign exchange gains in the first nine months of 2022.
Income Tax
The Company’s effective income tax rate for the first nine months of 2023 was 20.1% compared with an effective income tax rate of 14.3% for the first nine months of 2022. The first nine months of 2023 includes net discrete income tax benefits of $14.1 million compared with net discrete income tax benefits of $57.8 million. The first nine months of 2023 net discrete tax benefits include $13.7 million related to stock-based accounting as compared with $8.7 million. The first nine months of 2022 also includes net discrete income tax benefits of $49.1 million primarily related to the change in or resolution of certain acquisition-related tax reserves. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 22.1% for the first nine months of 2023 and 23.1% for the first nine months of 2022.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.

Digital Imaging

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$775.8	$777.9	$(2.1)	(0.3)%	$2,341.6	$2,304.2	$37.4	1.6%
Cost of sales	$422.3	$430.1	$(7.8)	(1.8)%	$1,268.8	$1,269.6	$(0.8)	(0.1)%
SG&A expense	$171.8	$169.4	$2.4	1.4%	$552.9	$527.7	$25.2	4.8%
Acquired intangible asset amortization	$45.4	$44.7	$0.7	1.6%	$136.8	$139.6	$(2.8)	(2.0)%
Operating income	$136.3	$133.7	$2.6	1.9%	$383.1	$367.3	$15.8	4.3%
As a percentage of net sales:
Cost of sales	54.4%	55.3%			54.2%	55.1%
SG&A expense	22.1%	21.8%			23.6%	22.9%
Acquired intangible asset amortization	5.9%	5.7%			5.8%	6.1%
Operating income	17.6%	17.2%			16.4%	15.9%
Third quarter of 2023 compared with the third quarter of 2022
The third quarter of 2023 net sales included $25.8 million in incremental sales from recent acquisitions, as well as greater sales of x-ray products, infrared imaging detectors and surveillance systems, offset by lower sales of unmanned ground systems for defense applications, micro-electro-mechanical systems (“MEMS”), commercial maritime products and industrial imaging cameras.
Cost of sales decreased primarily due to favorable product mix as well as the decrease in net sales. As a result of more favorable product mix, the cost of sales percentage decreased during the period. SG&A expense and SG&A expense as a percentage of net sales increased primarily due to higher selling expense, including travel costs. The third quarter of 2023 also included $5.8 million of FLIR-related integration costs, including employee separation costs, facility consolidation costs and facility lease impairments. Acquired intangible asset amortization expense increased slightly during the period.
Operating income increased primarily due to favorable product mix during the period, and operating income as a percentage of net sales increased slightly during the period.
First nine months of 2023 compared with the first nine months of 2022
Net sales increased primarily due to $79.7 million of incremental sales from acquisitions as well as greater sales of x-ray products, commercial infrared imaging components and solutions, and industrial and scientific cameras sales, partially offset by lower sales of unmanned ground systems for defense applications, commercial maritime products and MEMS.
Cost of sales decreased primarily due to favorable product mix partially offset by increased net sales, and the cost of sales percentage decreased during the period due to favorable product mix. SG&A expense and SG&A expense as a percentage of net sales increased primarily due to the impact of higher net sales, higher selling expense, including travel costs as well as increased research and development expense of $11.1 million. Acquired intangible asset amortization expense decreased primarily due to foreign currency translation impacts as well as finalization of FLIR purchase accounting in the second quarter of 2022.
Operating income increased primarily due to increased net sales and favorable product mix, and operating income as a percentage of net sales increased slightly during the period.
Instrumentation

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$329.1	$306.4	$22.7	7.4%	$991.0	$927.8	$63.2	6.8%
Cost of sales	$170.2	$163.2	$7.0	4.3%	$523.1	$494.0	$29.1	5.9%
SG&A expense	$69.9	$68.1	$1.8	2.6%	$209.6	$203.9	$5.7	2.8%
Acquired intangible asset amortization	$3.5	$4.0	$(0.5)	(12.5)%	$10.7	$13.6	$(2.9)	(21.3)%
Operating income	$85.5	$71.1	$14.4	20.3%	$247.6	$216.3	$31.3	14.5%
As a percentage of net sales:
Cost of sales	51.7%	53.3%			52.8%	53.2%
SG&A expense	21.2%	22.2%			21.1%	22.0%
Acquired intangible asset amortization	1.1%	1.3%			1.1%	1.5%
Operating income	26.0%	23.2%			25.0%	23.3%
Third quarter of 2023 compared with the third quarter of 2022
Net sales increased due to higher sales at our marine instrumentation and test and measurement instrumentation product lines. Sales of marine instrumentation increased $22.5 million due to the ongoing recovery in offshore energy markets, and sales of test and measurement instrumentation increased $2.0 million, respectively. Sales of environmental instrumentation decreased $1.8 million.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage decreased due to favorable product mix. SG&A expense increased due to higher net sales partially offset by $0.3 million of lower research and development expense, and SG&A expense as a percentage of net sales decreased in the period due to primarily to lower research and development expense on higher net sales. Acquired intangible asset amortization expense decreased primarily due to certain finite-lived intangibles within the test and measurement instrumentation line becoming fully amortized in the third quarter of 2022.
Operating income increased primarily due to higher net sales and product mix. Operating income as a percentage of net sales increased primarily due to higher net sales and product mix as well as lower research and development expense.
For nine months of 2023 compared with the first nine months of 2022
Net sales increased due to higher sales across all product lines. Sales of marine instrumentation increased $50.9 million due to the ongoing recovery in offshore energy markets, sales of test and measurement instrumentation increased $10.4 million, and sales of environmental instrumentation increased $1.9 million, respectively.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage decreased slightly due to favorable product mix. SG&A expense increased due to higher net sales partially offset by $0.3 million of lower research and development expense. SG&A expense as a percentage of net sales decreased in the period primarily due to lower research and development expense. Acquired intangible asset amortization expense decreased primarily due to certain finite-lived intangibles within the test and measurement instrumentation line becoming fully amortized in the third quarter of 2022.
Operating income increased primarily due to higher net sales and product mix. Operating income as a percentage of net sales increased primarily due to increased net sales and product mix, lower research and development expense and lower acquired intangible asset amortization.
Aerospace and Defense Electronics

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$183.3	$169.5	$13.8	8.1%	$542.5	$504.5	$38.0	7.5%
Cost of sales	$108.1	$101.2	$6.9	6.8%	$319.1	$307.4	$11.7	3.8%
SG&A expense	$25.6	$23.8	$1.8	7.6%	$73.2	$65.2	$8.0	12.3%
Acquired intangible asset amortization	$0.2	$0.2	$—	—%	$0.6	$0.6	$—	—%
Operating income	$49.4	$44.3	$5.1	11.5%	$149.6	$131.3	$18.3	13.9%
As a percentage of net sales:
Cost of sales	59.0%	59.7%			58.8%	60.9%
SG&A expense	14.0%	14.0%			13.5%	12.9%
Acquired intangible asset amortization	0.1%	0.1%			0.1%	0.1%
Operating income	26.9%	26.2%			27.6%	26.1%
Third quarter of 2023 compared with the third quarter of 2022
Net sales increased due to a $7.0 million increase for aerospace electronics and a $6.8 million increase for defense electronics.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage decreased due to favorable product mix. SG&A expense increased primarily due to higher net sales, and the SG&A expense percentage was consistent with the previous period.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales and favorable product mix during the period.
First nine months of 2023 compared with the first nine months of 2022
Net sales increased due to a $20.4 million increase for defense electronics and a $17.6 million increase for aerospace electronics.
Cost of sales increased primarily due to higher net sales partially offset by favorable product mix and increased margins, and the cost of sales percentage decreased as a result. SG&A expense as well as the SG&A expense percentage increased primarily due to higher compensation costs.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales during the period, favorable product mix and increased product margins.
Engineered Systems

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2023	2022	$	%	2023	2022	$	%
Net sales	$114.3	$109.8	$4.5	4.1%	$335.4	$303.9	$31.5	10.4%
Cost of sales	$96.6	$91.3	$5.3	5.8%	$283.2	$256.0	$27.2	10.6%
SG&A expense	$6.8	$6.6	$0.2	3.0%	$19.8	$18.0	$1.8	10.0%
Operating income	$10.9	$11.9	$(1.0)	(8.4)%	$32.4	$29.9	$2.5	8.4%
As percentage of net sales:
Cost of sales	84.5%	83.2%			84.4%	84.2%
SG&A expense	6.0%	6.0%			5.9%	6.0%
Operating income	9.5%	10.8%			9.7%	9.8%

Third quarter of 2023 compared with the third quarter of 2022
Net sales increased due to higher sales of $2.7 million for engineered products and higher sales of $1.8 million for energy systems.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage increased during the period due to a higher percentage of cost-reimbursable type space programs in the third quarter 2023, which typically carry a lower margin than fixed price contracts. SG&A expense increased slightly, and SG&A expense as a percentage of net sales stayed consistent with the previous year.
Operating income and operating income as a percentage of net sales decreased primarily due to program mix.
First nine months of 2023 compared with the first nine months of 2022
Net sales increased due primarily to higher sales of $22.3 million for engineered products and higher sales of $9.2 million for energy systems.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage increased slightly. SG&A expense increased primarily due to higher net sales and higher research and development expense, including higher bid and proposal costs. SG&A expense as a percentage of net sales decreased slightly.
Operating income increased primarily due to increased net sales. Operating income as a percentage of net sales decreased slightly.
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
Cash and Cash Equivalents
Cash and cash equivalents totaled $508.6 million at October 1, 2023 compared with $638.1 million at January 1, 2023. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Long-term Debt
Total debt at October 1, 2023 was $3,244.1 million compared with $3,920.6 million at January 1, 2023.
At October 1, 2023, $1,130.9 million was available under the $1.15 billion credit facility, after reductions of $19.1 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.15 billion credit facility expiring March 2026 and our $150.0 million term loan due October 2024, require us to comply with various financial and operating covenants. At October 1, 2023, we were in compliance with these covenants.
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
Cash Flows:
Net cash provided by operating activities was $671.7 million for the first nine months of 2023 compared with $249.1 million, driven primarily by the first nine months of 2022 including a payment of $296.4 million to the Swedish Tax Authority related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary. The first nine months of 2023 reflected lower inventory purchases, lower income tax payments and higher accounts payable activity as compared with the first nine months of 2022. The IRS announcements related to the California floods (IR-2023-33 and IR-2023-189) postponed approximately $139 million of our second and third quarter 2023 U.S. federal income tax payments until the fourth quarter of 2023. As a result, our cash paid for income taxes in the fourth quarter of fiscal 2023 will significantly increase because of these deferred federal tax payments.
Net cash used in investing activities was $127.3 million for the first nine months of 2023 compared with $63.9 million. During the first nine months of 2023, we spent $53.5 million on acquisitions as compared with $11.9 million. Capital expenditures for the first nine months of 2023 and 2022 were $74.7 million and $58.5 million, respectively. We currently plan to invest approximately $100 million for capital expenditures in 2023.
Net cash used in financing activities was $665.7 million for the first nine months of 2023 compared with $115.2 million. During the first nine months of 2023, the Company repaid $125.0 million of amounts outstanding on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on its term loan due May 2026. The

Company also repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt. Proceeds from the exercise of stock options were $27.2 million for the first nine months of 2023 compared with $18.4 million for the first nine months of 2022.
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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, earnings, operating margin, growth opportunities, acquisitions, product sales, capital expenditures, pension matters, stock-based compensation expense, the credit facility, interest expense, severance, relocation and facility consolidation costs, environmental remediation costs, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believe” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements.
Many factors could change anticipated results, including: ongoing challenges and uncertainties posed by the lingering COVID pandemic for businesses and governments around the world; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; the conflict in Israel and its effect on neighboring regions; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, rising interest costs, and economic conditions; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s trade compliance and tax matters; escalating economic and diplomatic tension between China and the United States; threats to the security of our confidential and proprietary information, including cybersecurity threats; natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates. In the event of a U.S. government shutdown, our business and results of operations could be impacted by disruptions to federal government operations and funding.
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
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of October 1, 2023, are effective at the reasonable assurance level.
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
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended October 1, 2023.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 27, 2023	By:	/s/ Susan L. Main
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