Form 10-K
period 2023-12-31
TELEDYNE TECHNOLOGIES INC
filed 2024-02-23
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of Common Stock (based upon closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $18.9 billion.
At February 16, 2024, there were 47,376,363 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is referred to as the “Company”, “Teledyne”, “we”, “our” or “us”. For a discussion of risk factors and uncertainties associated with Teledyne and any forward-looking statements made by us, see the discussion beginning on page 6 of this Annual Report on Form 10-K. In this document, for any references to Note 1 through Note 18, refer to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

i

PART I

Item 1.	Business
Who We Are
Teledyne Technologies Incorporated is a Delaware corporation that provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Our products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer- and Company-sponsored applied research center that augments our product development expertise. We believe our technological capabilities, innovation and ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete. We became an independent public company effective November 29, 1999.
The following description of our business should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Form 10-K.
Recent Developments
Consistent with our strategy, we completed two acquisitions each in 2023 and in 2022. The financial results of these acquisitions have been included since the respective date of each acquisition. Our 2023 acquisitions were within the Digital Imaging and Instrumentation segments, and both acquisitions in 2022 were part of the Digital Imaging segment. See Note 3 for additional information about our recent business acquisitions.
Our Business Segments
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Additional financial information about our business segments can be found in Note 4.

	Percentage of Total Net Sales
Segment contribution to total net sales:	2023	2022	2021
Digital Imaging	56%	57%	52%
Instrumentation	23%	23%	25%
Aerospace and Defense Electronics	13%	12%	14%
Engineered Systems	8%	8%	9%
	100%	100%	100%
Digital Imaging Segment
Our Digital Imaging segment includes high-performance sensors, cameras, and systems, within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, scientific, government, space, defense, security, medical and other applications. We also produce and provide manufacturing services for micro electromechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters, as well as unmanned aerial and ground systems. This segment also includes our customer- and Company-sponsored applied research center.
Through this segment, we provide visible spectrum sensors and digital cameras for industrial machine vision and automated quality control, as well as for medical, research and scientific applications. We provide a range of cooled and uncooled infrared or thermal products, including sensors, camera cores and camera systems based on long wave infrared, mid-wave infrared, and short wave infrared technologies. Products and applications include space-based imaging, factory condition monitoring, optical and acoustic-based gas leak detection, laboratory research and maritime thermal imaging. We develop high-resolution, low-dose X-ray sensors as well as high-power microwave and high-energy X-ray subsystems for medical, dental and industrial applications. We also provide instruments for the measurement of physical properties and maritime products for recreational and commercial customers globally.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne.
For defense applications, we also develop and manufacture multi-spectrum electro-optic/infrared imaging systems and associated products such as lasers, optics, and radars, CBRNE (“Chemical, Biological, Radiological, Nuclear and Explosive detectors”) and unmanned air and ground systems. These sensors and instruments can be deployed as integrated solutions and with advanced target detection, identification and classification capabilities. We provide solutions for threat protection, military maneuver and force protection, border controls and homeland security, law enforcement, public safety, and commercial applications worldwide.

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
Marine Instrumentation
We offer a variety of products designed for use in harsh underwater environments, instruments that measure currents and other physical properties in the water column, systems that create acoustic images of objects beneath the water’s surface, including the bottom of a body of water, instruments for navigation and sensors that determine the geologic structure below the bottom. We also design and manufacture vehicles that utilize and transport these sensors over and beneath the water’s surface.
We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our waterproof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment, submerged monitoring systems and other industrial and defense applications. Other marine products used by the U.S. Navy and commercial customers include acoustic modems for networked underwater communication and optical underwater cameras and LED lighting sources.
We manufacture complete autonomous-operated underwater vehicles systems. Glider applications range from oceanographic research to persistent surveillance systems for the U.S. Navy. We also design and manufacture remotely operated underwater vehicles used in maritime security, military, search and rescue, aquaculture, and scientific research applications.
Environmental Instrumentation
We offer a wide range of products used for environmental monitoring. Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, oxides of nitrogen and ozone, as well as particulate pollution, in order to measure the quality of the air we breathe. We supply monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions, ozone generators and other process gas monitoring instruments. We also supply water monitoring systems for wastewater monitoring and detection of water-borne pathogens and contaminants of concern. Our instrumentation is used to detect a variety of water quality parameters and in applications found in petrochemical and refinery facilities.
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
Finally, we manufacture fixed and portable industrial gas and flame detection instruments used in a variety of industries including petrochemical, power generation, oil and gas, food and beverage, mining and wastewater treatment.
Test and Measurement Instrumentation
Our test and measurement products provide capabilities that enable the designers of complex electronic systems in many industry sectors to bring their products to market reliably and quickly. Our customers use our equipment in the design, development, manufacture, installation, deployment and operation of electronics equipment in a broad range of industries, including aerospace and defense, internet infrastructure, automotive, industrial, computer and semiconductor, consumer electronics mobile and power electronics.
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
Design and test engineers use our protocol analysis solutions to monitor accurately and reliably high data-rate communication interfaces and diagnose operational problems in a wide range of systems and devices to ensure that they comply with industry standards, including in the areas of cloud computing, storage and networks. Our leadership in USB and video technologies provides a unique base to service the mobile, internet of things, automotive and consumer electronics test markets. We also produce protocol validation and test tools for high-performance solid-state storage devices used in both enterprise-

grade data centers and in consumer computing applications. Our recently introduced interposers and software options allow engineers to get a complete picture when testing the PCI Express interface standard by enabling a link between an oscilloscope and a protocol analyzer.
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
Customers
We have a broad and diversified customer base in the various markets we serve. No commercial customer in 2023 or 2022 accounted for more than 10% of net sales for any of our segments or for the total Company.
Total sales to international customers were $2,740.1 million in 2023 and $2,586.0 million in 2022. Of these net sales to international customers, our businesses in the United States accounted for $900.5 million in 2023 and $837.9 million in 2022.
In both 2023 and 2022, we sold products to customers in over 100 foreign countries. Approximately 90% of our net sales to international customers during 2023 were made to customers in 30 foreign countries. In 2023, the top five countries for sales to international customers, ranked by net sales, were the United Kingdom, China, Japan, Germany and Norway and represented approximately 21% of our total net sales. There were no sales to individual countries outside of the United States in excess of 10% of the Company’s sales.
Information on our net sales to the U.S. Government, including direct sales to agencies as a prime contractor and indirect sales as a subcontractor, was as follows (in millions):

U.S. Government sales by segment:	2023	2022	2021
Digital Imaging	$570.7	$619.1	$515.9
Instrumentation	95.9	108.1	91.6
Aerospace and Defense Electronics	330.3	266.3	227.2
Engineered Systems	384.8	366.4	358.4
Total U.S. Government sales	$1,381.7	$1,359.9	$1,193.1

Total U.S. Government sales as a percent of total net sales	24.5%	24.9%	25.9%
Our principal U.S. Government customer is the U.S. Department of Defense, with total net sales of $1,081.3 million and $1,065.1 million in 2023 and 2022, respectively. With the exception of the Engineered Systems segment, no U.S Government program in 2023 or 2022 accounted for more than 10% of net sales for any of our segments or for the total Company. In 2023, the largest program with the U.S. Government within the Engineered Systems segment was the Marshall Operations, Systems, Services, and Integration II (“MOSSI II”) contract with the NASA Marshall Space Flight Center, which represented approximately 17% of Engineered Systems net sales. In 2022, the largest program with the U.S. Government within the Engineered Systems segment was the Mission Operations and Integration contract with the NASA Marshall Space Flight Center, which represented approximately 11% of Engineered Systems net sales.
As described in greater detail under Item 1A. Risk Factors, there are risks associated with doing business with the U.S. Government. In 2023, approximately 79% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 80% in 2022, with the remaining U.S. Government contracts related to cost-reimbursable contracts (“cost-type”) contracts. Under fixed-price type contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we can recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. During 2023 and 2022, contracts terminated by the U.S. Government did not materially impact our results of operations.
Many of our government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions.
Raw Materials and Suppliers
Most raw materials used in our operations are readily available; however, we have experienced supply chain challenges in recent years, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. Some raw materials are purchased from a limited set of suppliers, including international sources, due to technical capability, price, and other factors. We leverage our existing supplier relationships and are not dependent on any one supplier for a material amount of our purchases. While some of our businesses provide services, for those businesses that sell products, a portion of the value that we provide is labor-oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and third-party suppliers and subcontractors, including international sources.
Marketing
Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships. Given the technical nature of our products, we conduct our marketing activities through a direct internal sales force as well as third-party sales representatives and distributors. Several Teledyne businesses, including across our segments, have been marketing and selling products collaboratively to similar customers.
Competition
Because of the diversity of products sold and the number of markets we serve, we encounter a wide variety of competitors, none of which we believe offer the same product and service lines or serve all of the same markets as we do. Although we have certain advantages that we believe help us compete effectively in our markets, each of our markets is highly competitive. Our businesses compete on quality, product performance and reliability, technical expertise, price and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.
Intellectual Property
We own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights. We license patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies license patents, technology and other intellectual property rights owned and controlled by us. We do not consider any single patent or trademark, or any group of them, essential either to Teledyne’s business as a whole or to any one of our reportable segments. The annual royalties received or paid under license agreements are not significant to any of our reportable segments or to our overall operations.
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
Environment and Other Government Regulations
Information with respect to environmental matters is set forth under “Other Matters – Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 17. No material capital expenditures relating to environmental compliance are presently anticipated. See Note 17 for additional discussion of other government regulations.
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
The prominence and importance of sustainability and Environmental, Social and Governance (“ESG”) initiatives have dramatically increased. In November 2022, we published our second Corporate Social Responsibility (“CSR”) report, in which we disclose and highlight some of our most recent efforts focused on sustainability and ESG. We published a supplement to the CSR report in November 2023 to include updated financial information and other information in the report. The CSR report together with its supplement, which is not incorporated by reference in this document, is available at the Corporate Social Responsibility link on our website at www.teledyne.com under the tab “Who We Are”. The CSR Report and its supplement includes data on Teledyne’s combined direct emissions (“Scope 1”) and indirect emissions from purchased energy (“Scope 2”), workplace safety, water usage, waste generation and recycling and workplace demographics.
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
Human Capital
We consider our relations with our employees to be good. At December 31, 2023, our total workforce consisted of approximately 14,900 employees in 36 countries. Workforce demographics for various regions are provided below:

				Gender (Self-Reported)
	Percent of Total Employees	Average Age	Average Years of Service	Male	Female	Not Specified
Americas	69%	48.4	10.0	62%	32%	6%
Europe, the Middle East and Africa	28%	43.3	9.9	62%	25%	13%
Asia-Pacific Region	3%	40.7	8.0	52%	23%	25%
We have a stable and long-tenured workforce. In 2023, our voluntary employee turnover (excluding reductions in force) was approximately 10%. As of December 31, 2023, the average years of service of our employees was approximately 10 years.
Employees are vital to the success of our growth strategy. Our goal is to maintain a safe, hospitable and inclusive work environment in which every employee is encouraged to contribute to the success of the company. We are focused on attracting, developing, and retaining employees through competitive compensation and benefits, workforce and management development, diversity and inclusion initiatives, succession planning, corporate culture and leadership quality.
Teledyne has a Corporate-led committee to oversee our diversity, equity and inclusion efforts. The committee focuses on activities and initiatives to increase diverse representation and progression within our company. Various initiatives include developing relationships with universities with higher underrepresentation, creating more diverse and larger talent pools, and increasing networking and referrals with diverse professional organizations. We advertise vacancies and strive to recruit the best possible candidate for each role. We monitor diversity metrics on a global basis.
The health and wellness of our employees is a critical component to the success of our business. Many of our larger facilities have on-site fitness centers and encourage healthy choices with various wellness challenge programs. These programs often include guest speakers on various topics, including mental health, heart disease, diabetes, and personal financial awareness. We also have vacation and sick leave policies that provide employees with flexibility to take time away from work for relaxation or to recover from illness. The majority of our employees (including all full-time employees in the U.S., Canada and the United Kingdom) have access to our employee assistance program which includes third-party counseling and mental health services at no cost to the employee when life events impact an employee.
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
Available Information
Teledyne’s website is www.teledyne.com. We make available on our website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file or furnish such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. We will provide, free of charge, a paper copy of any report we file with the SEC (without exhibits) upon written request to Melanie S. Cibik, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, at Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. We have included our website addresses throughout this report as inactive textual references only. The information contained on the websites referenced herein is not incorporated into this Form 10-K.

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
Risks Related to our Business and Industry
A possible recession in the U.S. or globally, continued economic slowdown in China, and higher interest rates may adversely affect us.
If another global recession emerges, or if economic growth in China continues to slow, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers. Economic growth in China had slowed since the COVID pandemic. Continued growth in many of our businesses, including those in our Environmental Instrumentation group, could be negatively impacted if another economic downturn occurs in China.
We develop and manufacture products for customers in the energy exploration and production markets, commercial aerospace markets, the semiconductor industry, and the consumer electronics, telecommunications and automotive industries; each of which has been cyclical, exhibited rapid changes and suffered from fluctuating market demands. A cyclical downturn in these markets may materially affect future operating results. The current cyclical downturn in the semiconductor market has impacted the results of our digital imaging and instrumentation businesses. While this market is expected by many to recover later in 2024, a delay in recovery may adversely impact our results of operations. We also face risk that our addressable market for retrofit products will shrink further as airlines retire a significant number of aircraft in order to replace them with newer, more fuel-efficient planes.
In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits. Adverse economic conditions affecting these industries may reduce demand for our products and services, which would reduce our revenues. Reduced demand for mobile phones and other consumer electronics will result in lower sales of our cameras and sensors products in our Digital Imaging segment. Higher interest rates may reduce capital spending by our existing and potential customers. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted in the event of future reductions in global capital expenditures and manufacturing capacity, or as a result of global environmental sustainability efforts. Slower consumer spending in healthcare markets, reduced hospital budgets and high existing inventories of medical components could result in lower sales for businesses that sell products into this market.
Acquisitions and our ability to make acquisitions involve inherent risks that may adversely affect our operating results and financial condition.
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
•new and proposed regulations limiting the enforcement of noncompetition and nonsolicitation agreements; and
•production delays associated with consolidating acquired facilities and manufacturing operations;
•pre-existing vulnerabilities, undetected malware and access management issues at the acquired business and supply chain.
While we conduct financial and other due diligence in connection with our acquisitions and generally seek some form of protection, such as indemnification from the seller, insurance coverage, and sometimes placing a portion of the purchase price in escrow or a holdback arrangement to cover potential liabilities, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities, insurance, escrow or holdback arrangements may not fully cover such matters. Acquisitions of public companies, such as our acquisition of FLIR in 2021, typically do not include post-closing indemnities or escrows.
In connection with our acquisitions, including those acquisitions that we do not complete, we may incur significant transaction costs. We are required to expense such transaction costs as incurred, which may have a material adverse impact on our financial results.
If we are unable to make acquisitions our future growth may be adversely impacted. Our ability to make acquisitions depends on a number of factors, including the availability of potential acquisition candidates at reasonable prices, competition from other bidders, the ability to obtain regulatory approvals, including under merger control and foreign direct investment laws, and the availability of debt and equity financing, among other factors. For additional discussion of business acquisition, see the discussion under “Item 7. Management’s Discussion and Analysis of Operations and Financial Condition” and Note 3.
Increased prices for components and raw materials used in our products and higher labor and shipping costs could adversely impact our profitability.
Inflation and recent supply chain constraints have resulted in sustained increases in the prices we pay for many of the components and raw materials used in our products. In addition, we are experiencing higher labor costs due to increased competition for personnel in many regions in which we operate as well as general inflationary conditions, and higher shipping costs due to labor and rising energy prices. We expect inflationary pressures to persist in 2024, albeit at a lower rate than in 2023. In response to higher costs, we have in some cases raised prices of our products, which could put these products at a competitive disadvantage. In other cases, we may be unable to adjust our product pricing to reflect such higher costs. If we are unable to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly over a sustained period of time.
Escalating global trade tensions, especially between the U.S. and China, the conflict between Russia and Ukraine, the conflict in Israel and neighboring regions and the adoption or expansion of tariffs and trade restrictions could negatively impact us.
Our net sales to China-based customers represented approximately 4.7% and 5.4%. of total revenues in 2023 and 2022, respectively. Any tariffs or other trade restrictions affecting the import of products from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on our results of operations.
Starting in 2018, the U.S. Government imposed tariffs on a wide range of goods imported from China, and China has retaliated by placing tariffs on various U.S. origin goods. While both countries signed a preliminary trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods.
Further escalation of the “trade war” between the U.S. and China, or the countries’ inability to reach further trade agreements, could result in continued or increased tariffs. High tariffs generally increase the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. With high tariffs imposed on our products, we may also need to find new suppliers and components for our products, which could result in production delays. To the extent our products are the subject of retaliatory tariffs, customers in some countries or regions, such as China, may begin to seek domestic or non-U.S. sources for products that we sell, or be pressured or incentivized by foreign governments not to purchase U.S.-origin goods, which could harm our future sales in these markets. Additionally, many countries, including China, India and Saudi Arabia, have bolstered laws or regulations requiring the use of local suppliers and in-country manufacturing, which has had a negative impact on Teledyne’s revenues of instrumentation, commercial aerospace, marine and digital imaging products, as we currently have limited manufacturing operations in these countries.
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

has imposed certain sectoral sanctions to limit Chinese development and manufacturing of semiconductor and supercomputer technology and have imposed comprehensive restrictions of both U.S.-origin items as well as non-U.S. items manufactured from U.S.-origin equipment. In response, China has unveiled restrictions on exports from China of certain materials and components, including gallium and germanium which are used in semiconductor manufacturing. These and other tariffs, trade restrictions and retaliatory measures could result in revenue reduction, price increases on material used in our products or production delays, which could adversely affect our business, financial condition, operational results and cash flows.
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
The conflict in Israel and neighboring regions could have a material impact on our business, especially if it escalates into a wider regional conflict. The conflict has resulted in some supply delays resulting from disruptions in shipping routes using the Red Sea and Suez Canal and could lead to higher energy prices and disruptions for suppliers and customers located in the region. Pro-Palestinian activist groups have targeted the facilities of defense companies, including our sites. Actions taken by these groups have the potential to disrupt activity and temporarily halt production at the sites targeted.
A military conflict between China and Taiwan would likely have a material adverse impact on our ability to sell products to customers in these areas and on our supply chain.
We are subject to the risks associated with international sales and international operations, and events in those countries could harm our business or results of operations.
In 2023 and 2022, sales to customers outside the United States accounted for approximately 49% and 47% of total net sales, respectively. In both 2023 and 2022, we sold products to customers in over 100 foreign countries. In 2023, the top five countries for sales to international customers, ranked by net sales, were the United Kingdom, China, Japan, Germany and Norway and represented approximately 21% of our total net sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States including to emerging markets such as India, Brazil and West Africa.
Risks associated with international sales and operations include, but are not limited to:
•political and economic instability, including the war between Ukraine and Russia, the conflict in Israel and neighboring regions and potential hostilities between China and Taiwan;
•international terrorism;
•global economic sanctions and export controls, including U.S. export controls related to China, sanctions related to Russia, and increased scrutiny of exports of marine instruments, digital imaging and other products;
•failure to comply with anti-bribery legislation, including the U.S. Foreign Corrupt Practices Act;
•changes in legal and regulatory requirements, including complex trade compliance regulations;
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
•new and emerging non-U.S. regulations relating to ESG and CSR matters, which could be costly to comply with;
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
Subsequent to the U.K. exiting the European Union (“E.U.”) in 2020, the E.U. and U.K. have entered into a Trade and Cooperation Agreement (“TCA”). The TCA ensures tariff-free and quota-free trade in goods between the E.U and the U.K., but also introduces certain non-tariff barriers to trade. To date, we have experienced some delays in the movement of goods between the U.K. and the E.U. and loss of access to the E.U. labor pool, none of which has been material. Over time, the withdrawal of the U.K. from the E.U. may create further global economic uncertainty, which may adversely impact the economies of the U.K., the E.U. countries and other nations, may cause our current and future customers to reduce their spending on our products and services, and may cause certain E.U.-based customers to source products from businesses based outside of the U.K. Given our several U.K.-based businesses, volatility in the value of the British pound relative to the U.S. dollar, or other foreign currencies, could increase the cost of raw materials and components for our U.K.-based businesses and could otherwise adversely affect the business, operations and the financial condition of our U.K.-based businesses.
We have experienced component and raw material shortages in the past that impacted our ability to manufacture and ship all the product for which we have demand, and these constraints may continue in the future.
Our business in the recent past was impacted by interruptions in the supply chain, due in part to the COVID pandemic, a resumption of strong worldwide demand for electronic products and components across a number of end markets, and interruption in supplier operations. As a result, we experienced delays in delivery and shortages of certain components and raw materials needed for many of the products we manufacture. In some cases, we have had to commit to additional orders or longer-term contracts from suppliers to secure needed components and materials. These supply chain constraints improved in 2023; however, some supply chain constraints remain, particularly with respect to certain types of semiconductors, integrated circuits, silicon wafers, specialized raw materials and chemicals, adhesives, engineered plastics and electronic components. Migration of sources of supply of some of these materials and components from China and other countries with high geopolitical risk to the U.S. and other countries deemed to have lower geopolitical risk create additional risk and uncertainty with respect to lead times and the cost of materials and components. Continuing or new supply shortages could result in delays in shipments to our customers during the period of such shortages. Any such delays would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.
Our business may suffer if we are unable to attract and retain key personnel.
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
Increases in the United States on the taxation of foreign income and expense may harm our results of operations and cash flow. The relative amount of income we earn in jurisdictions outside the U.S. could reduce our net income and increase our cash payments. Additionally, beginning in 2023, the U.S. has adopted a 15% corporate alternative minimum tax for certain large corporations. Teledyne does not expect to be subject to this tax in 2023 or 2024; however, Teledyne is closely monitoring the potential impact of the U.S. corporate minimum tax. Many other jurisdictions have also enacted corporate global 15% minimum tax rules, which will apply to Teledyne beginning in 2024. Teledyne is monitoring the impact of these foreign minimum tax rules. Increased tax due to corporate minimum taxes in the U.S. or in other jurisdictions could reduce our net income and increase our cash payments.

Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On December 31, 2023, Teledyne’s goodwill was $8,002.8 million and net acquired intangible assets were $2,278.1 million. We are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing the value over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record a non-cash impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. Goodwill and acquired intangibles assets of recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the Company. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
For additional discussion of business acquisitions, goodwill and other long-lived assets, see the discussion under “Item 7. Management’s Discussion and Analysis of Operations and Financial Condition” and Note 3.
Our revenue from U.S. Government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed or that funding for new programs will not be available. Similarly, sales to the European defense market depends on continued funding from European governments.
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented 24.5% and 24.9% of our total net sales in 2023 and 2022, respectively. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. U.S. Government shutdowns have resulted in delays in anticipated contract awards and delayed payments of invoices for several of our businesses and any new shutdown could have similar or worse effects. The failure by Congress to approve future budgets on a timely basis, and the increased frequency of Government “shutdowns” due to Congress failing to pass continuing resolutions in the absence of an approved budget, could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits. Rising inflation may result in a shift in U.S. defense spending between various programs based on priorities, which may result in a reduction or loss of expected revenues on programs in which we participate.
Also, defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the U.S. Presidential Administration for various defense and NASA programs could impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. Our Aerospace and Defense Electronics segment may be impacted by volume or price reductions in connection with the F-35 Joint Strike Fighter program, to the extent they are imposed. The timing of program cycles can affect our results of operations for a quarter or year, and cancellations of significant programs such as the International Space Station (“ISS”), MOSSI II and the Shallow Water Combat Submersible (“SWCS”). In 2023, MOSSI II contract represented approximately 17% of net sales in the Engineered Systems segment. The MOSSI II contract was awarded to Teledyne Brown Engineering in September 2022 with an effective start date in January 2023 for the base two-year period. The remaining option years are proposed through 2030, but there is no guarantee the options will be awarded if the ISS support is cancelled. Of the total expected contract value, approximately 10% is dedicated to the Indefinite Delivery / Indefinite Quantity (“IDIQ”) contract type. There is no guarantee this IDIQ portion will be fully funded.
It is also not uncommon for the U.S. Department of Defense to delay the timing of awards or change orders for major programs for six to twelve months. These delays by the U.S. Government could impact our revenues. Delays in procurements, awards and modifications to contracts have negatively impacted revenue in 2023, primarily within our Engineered Systems segment. These delays are continuing in 2024 and may also impact future revenue. Uncertainty over budgets or priorities with the U.S. Presidential Administration could result in further delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues. U.S. Government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by limiting funding on existing programs. A significant shift in U.S. Government priorities related to programs and acquisition strategies could have a material impact to our financial results.
Further, most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. During 2023 and 2022, contracts terminated by the U.S. Government have not materially impacted our results of operations.
We have begun to see increased sales into the European defense market as European defense budgets increase as a result of the conflict in Ukraine, threats from Russia and other geopolitical instability. If European government funding on defense programs declines, existing and potential future sales would be negatively impacted.
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
We also are required to procure certain materials and parts from supply sources approved by the U.S. Government. The inability of a supplier to meet our needs, the failure to obtain such approvals or the appearance of counterfeit parts in our products could have a material adverse effect on our financial position, results of operations or cash flows. Such failure or inclusion could result in claims under the False Claims Act, which could lead to civil and criminal penalties and disbarment of the applicable business unit from doing business with the U.S. Government, among other things. Risks associated with counterfeit parts could be exacerbated as a result of supply chain shortages or due to parts becoming obsolete.
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
•conflict in the Middle East, including disruption of shipping lanes in the Red Sea;
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
In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Our research and development efforts primarily involve engineering and design related to improving existing products and developing new products and technologies in the same or similar fields. Our Teledyne Scientific Company subsidiary, which serves as our primary research center, has been actively promoting and funding joint research and development projects with other Teledyne businesses, including Teledyne Marine, Teledyne Defense Electronics, Teledyne Digital Imaging and our Test and Measurement businesses. The business of Teledyne e2v, for which the design and development of specialized technology for high performance systems and equipment is integral, also requires substantial investments in research and development. Additionally, some of our businesses have sought or are actively pursuing governmental support and funding for some of their research and development initiatives. Nonetheless, we may be unable to fund all of our research and development and capital investment needs or possible strategic acquisitions of businesses or product lines. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of bank and capital markets, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital or generate cash flow on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability.
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
Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. We have major development activities at some of our businesses, for which a failure to execute in a timely manner could negatively impact those businesses. Some products, especially those sold by our Test and Measurement group, have short lifecycles that require frequent updating and new product innovation. In order to improve our product development capabilities, we purchased the research center that is now Teledyne Scientific Company in 2006 and in 2011 we purchased DALSA to gain access to a well-equipped MEMS research and development center. In 2013, we opened a 52,000-square-foot technology development center in Daytona Beach, Florida primarily to serve the offshore oil and gas production and exploration industries. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our product offerings from the product offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements.
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
In January 2024, the FAA ordered the temporary grounding of Boeing 737-9 MAX aircraft as a result of an incident on a Boeing 737-9 MAX where it lost a “door plug.” There is a risk that this incident, or other issues identified during the subsequent investigations, could result in a suspension or reduction of manufacturing of 737 MAX family of aircraft by Boeing. There is also a risk that airlines and air travelers may respond negatively to the 737 MAX aircraft due to historic and continuing perceived safety concerns. This could negatively impact the demand for this aircraft in the future. These factors may further negatively impact our Commercial Aerospace business.
Increasing competition could reduce the demand for our products and services.
Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. We have been experiencing increased competition for some of our key products. Furthermore, some of our patents have or are expiring, which could open up further competition. Additionally, some of our customers have been developing competing products or electing to vertically integrate and replace our products with their own. For example, the aircraft connectivity solutions provided by our Teledyne Controls business is seeing increased competition from new entrants and original equipment manufacturers. Furthermore, Boeing has announced a vertical integration program, which includes avionics. Lastly, some of our products face increasing competition from alternative technologies.
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
Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues. We are experiencing increasing competition in our digital imaging businesses from Chinese manufacturers that offer lower cost products with increasingly advanced technical capabilities.
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
While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot ensure that, for 2024 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
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
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, Teledyne Digital Imaging has an internal single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. Furthermore, sole source supply is more common among our businesses that are heavily involved in research and development because there can be few suppliers in the world capable of producing the products or providing the services with the right highly specialized technology. Teledyne LeCroy continues to outsource a portion of its research and development activities to third-party engineering firms in Malaysia and India where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources or supplier-imposed rationing of scarce components could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources pose additional risks, some of which are similar to those described above regarding international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Some companies engage subcontractors to perform a portion of the services we provide to our customers. To provide these services, the subcontractor must be financially viable and compliant with applicable laws, regulations and contract terms. Non-performance by a subcontractor could result in misalignment between subcontractor performance and our contractual obligations to our customers.
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
As of December 31, 2023, we had $3,115.0 million total outstanding indebtedness in senior notes and $150.0 million outstanding in term loans. As of December 31, 2023, no borrowings were outstanding under our $1.15 billion credit facility. Teledyne incurred a significant amount of indebtedness in connection with the financing of the acquisition of FLIR. We also incurred additional indebtedness through the assumption of FLIR’s existing senior notes. The use of indebtedness to finance the acquisition reduced our liquidity and caused us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for operating activities and capital expenditure needs or to pursue other potential strategic plans. The agreements we entered into with respect to our indebtedness, including the agreements we entered into to finance the FLIR acquisition and in connection with the assumption of FLIR’s existing senior notes, contain negative covenants, that, subject to certain exceptions, include limitations on indebtedness related to our bank term loans and credit facility, liens, dispositions, investments and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. The indebtedness and these negative covenants may also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, reducing the funds available to make acquisitions or capital expenditures, reducing our flexibility in planning for or reacting to changes in our business or market conditions, and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. Any future indebtedness incurred under our credit facility will expose us to interest rate risk.
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
Risks related to climate change
Climate change may disrupt or adversely impact our business.
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
Legislative and regulatory measures currently under consideration or being implemented by government authorities to address climate change could require reductions in our GHG or other emissions, establish a carbon tax or increase fuel or energy taxes. We have also voluntarily announced goals to reduce our GHG emissions by a target date. These legal requirements, in addition to emission reduction efforts that we voluntarily undertake, are expected to result in increased capital expenditures and compliance costs and could result in higher costs required to operate and maintain our facilities, procure raw materials and energy, and may require us to acquire emission credits or carbon offsets. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. Proposed rules under the Federal Acquisition Regulation and similar rules in other jurisdictions such as the United

Kingdom require or will require major contractors to disclose enhanced information on GHG emissions and commit to GHG emission reduction targets. If we are unable to comply with these rules, we may be ineligible to receive future contract awards from the U.S. and other governments. The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty.
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
In the event of a major earthquake, tornado, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our production, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition and have a material adverse impact on us. In December 2022, an attack by political extremists on our facility in Presteigne, Wales that makes printed circuit boards resulted in damage to the facility and interrupted some productions lines for a period of time. Teledyne FLIR’s components operation is a single source supplier of certain sensors used throughout the FLIR business, and a disruption in business due to a disaster could have a material adverse impact on the businesses of Teledyne FLIR. Teledyne’s facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the southeastern United States and Texas that have been threatened or struck by major hurricanes. In 2017, our businesses located in Houston, Texas were impacted by Hurricane Harvey and our business in Florida was threatened by Hurricanes Irma and Matthew. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. If any of our California facilities were to experience a catastrophic earthquake or wildfire loss, or if any of our Alabama, Florida, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if Teledyne’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, result in large expenses to repair or replace the facility or facilities and could have a material adverse effect on our business. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. Our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
Disasters also have an indirect adverse impact on our business. For example, in 2018, a fire at a Netherlands-based facility of a key supplier of printed circuit boards resulted in delivery disruptions to the electronics industry, including to businesses in our Digital Imaging segment.
Adverse findings in matters related to export control practices, including FLIR’s historical practices, could materially impact us.
Effective April 24, 2022, the United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”) closed the four-year Consent Agreement that had been entered into by FLIR Systems, Inc., to resolve various export allegations under the International Traffic in Arms Regulations (“ITAR”). In connection with this Consent Agreement and other export matters, FLIR and its successor by mergers, Teledyne FLIR, has enhanced the trade compliance program more broadly, implemented remedial measures and have undergone external and internal audits of the trade compliance program. Nonetheless, adverse disclosures and findings could cause additional expenses in connection with further remedial measures or potential penalties.

We have made other voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology under the Export Administration Regulations. We have made voluntary disclosures to export authorities in jurisdictions outside the U.S. for certain potential violations of local export laws.
At this time, based on available information, we are unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to our financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.
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
Attempts by malicious actors to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, crime, activism, or other motivations, include covertly introducing malware into our computers and computer networks, performing reconnaissance, impersonating authorized users, extortion, fraud, and stealing, corrupting or restricting our access to data, among other activities. We have in the past experienced cyber-attacks including some loss of confidentiality and some loss of availability, although these attacks have not had material impact on our business. Our customers and suppliers have also experienced successful cyber-attacks, which in some cases resulted in payments by or to us being unlawfully diverted. We continue to train our personnel and update our infrastructure, security tools and processes, including processes for integration of newly acquired businesses, to protect against security incidents, including both external and internal threats, and to reduce the likelihood of their occurrence. Company personnel and third parties have been tasked to prevent, deter, detect, respond to, and investigate such incidents; however, it is possible that we might not prevent or be aware of or be able to react to an incident or its magnitude and effects. The theft, corruption, unauthorized use or publication of our intellectual property or confidential business information due to a cyber-attack could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. We are subject to U.S. Department of Defense, Department of Homeland Security, and Department of Energy regulations applicable to certain types of data residing on or transiting through our information systems, and these regulations have been and will continue to be incorporated into certain U.S. Government contracts that we hold. To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances. As a result, we expect to continue to devote resources to the security of our information technology systems, operating technology systems, products and services. More resources may be required in the defense arena to the extent the U.S. Government increases its cybersecurity mandates. Unauthorized access to or control of our products, data, devices or systems could impact the safety of our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including GDPR, Health Insurance Portability and Accountability Act, Payment Card Industry Data Security Standard, and California Consumer Privacy Act, or SEC regulations, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. The systemic cybersecurity risk environment is elevated, in part by geopolitical conflicts and tensions, including the war between Ukraine and Russia, the war in Israel and neighboring regions, and increased supply chain-related cyber-risks. New technologies, including generative AI, quantum computing, new uses of QR codes and other innovations in digital communications, introduce new attack vectors, and new potential compromise scenarios, which malicious adversaries can exploit.
Issues in the development and use of artificial intelligence may result in reputational harm or liability, and failure to introduce new and innovative products that have artificial intelligence capabilities could put us at a competitive disadvantage.

We currently incorporate machine learning and artificial intelligence capabilities (“AI”) into certain of our products and solutions and may seek to expand the use of AI in our offerings in the future. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect our business. AI algorithms and training methodologies may be flawed. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Further, incorporating AI could give rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. The use of artificial intelligence to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, sensitive or export-controlled information, as well as challenges related to implementing and maintaining AI tools. Additionally, our competitors might move faster than us to gain efficiencies by incorporating AI into their design and development processes, and our products and/or cost structure could become less competitive as a result.
The rapid evolution of AI will require the application of resources by us to develop, test and maintain our products, services and operations to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.
Our competitors may be faster or more successful than we are in incorporating AI and other disruptive technology into their offerings, which would impair our ability to compete successfully.
Provisions of our governing documents, applicable law, and our Change in Control Severance Agreements could make an acquisition of Teledyne more difficult.
Our Restated Certificate of Incorporation, our Fourth Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions, such as our classified Board, that could make the acquisition of control of Teledyne, in a transaction not approved by our Board, more difficult. We have also entered into Change in Control Severance Agreements with seven members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our Company.
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
Stock markets in general, including the New York Stock Exchange on which our Common Stock is listed, have experienced a high degree of price and volume fluctuations that are not necessarily related to operating performance of the listed companies. In addition to general economic, political and market conditions, such volatility may be related to: (i) changes from analysts’ expectations in revenues, earnings and other financial results; (ii) strategic actions by other competitors; (iii) changes to budgets or policies of the U.S. and other governments; and (iv) other risks described in this report. We cannot provide assurances as to our Common Stock price, which during fiscal 2023 ranged from a low of $364.98 to a high of $448.71.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We face many cybersecurity threats including ransomware, denial-of-service attacks, and more advanced and persistent threats from state-affiliated groups. We have experienced cyber-attacks in the past and may experience cybersecurity incidents going forward. Our customers and suppliers face similar cybersecurity threats. While prior incidents have not materially affected our business, results of operations or financial condition, there is no guarantee that a future cyber incident would not affect our business strategy, results of operations or financial condition. See Item 1A. Risk Factors for more information on our cybersecurity risks.
Risk Management and Strategy
Our cybersecurity strategy prioritizes risk identification, quantification, communication, and mitigation, and this strategy is aligned with our overall Enterprise Risk Management strategy. Our strategy focuses on the deterrence, early detection, interception, and interruption of potential cyber-attacks. We strive to continuously monitor, evaluate, prioritize and mitigate vulnerabilities and attacks. Our policies and processes are compliant with applicable control frameworks provided by the U.S. National Institute of Standards and Technology (“NIST”) and other applicable standards.
Our employees are required to take cybersecurity-related training which promotes awareness of how to detect and respond to cybersecurity threats. We utilize benchmarking against peers in the industry to validate our defense posture, and we conduct internal and external assessments to evaluate our controls around information technology, operating technology, and product and service information security. We work with government, customer, industry and/or supplier partners, such as the National Defense Cyber Alliance to gather and develop best practices and share information to address cyber threats, and we contribute to overall cyber-safety of the defense industrial base through contributions of threat intelligence to law enforcement agencies.
We deploy multiple defenses and connect them to allow automated responses to urgent threats, which aims to provide continued protection for mobile computing systems when they are outside the company perimeter. We conduct active threat hunting and vulnerability scanning to anticipate and pro-actively mitigate risks.
We have incident response plans and procedures, the goal of which is to enable the company to respond effectively and compliantly should a cyber-incident arise. ‘Tabletop’ exercises are held at both the technical and executive level to maintain readiness to respond and to identify any areas where improvements or updates are required. We engage third-party expertise and utilize threat intelligence feeds to supplement and enhance our internal team of cybersecurity professionals.
Governance
Pursuant to its charter, the Audit Committee of the Board is responsible for reviewing, discussing and making recommendations to the Board on cybersecurity matters. Our Vice President of Information Technology and Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO”) provide presentations to the Audit Committee on cybersecurity status, outcomes, and risks at each quarterly meeting. These briefings include assessments of cyber risks and threats landscape, updates on incidents, and our investments and plans in cybersecurity risk mitigation and governance.
At the management level, our Enterprise Risk Management Committee identifies and drives mitigation of company-wide risks, including those related to cybersecurity. The committee consists of our Vice President, Chief Audit Executive (“Chair”), Senior Vice President and Chief Financial Officer, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Associate General Counsel, Human Resources, Vice President and CIO, and individuals representing the business operations. The Chair of the Enterprise Risk Management Committee periodically reports to the Audit Committee and the Board of Directors on the progress and results of the actions taken by the committee.
Our management team, including our Enterprise Risk Management Committee, CIO and CISO, is responsible for assessing and managing our cybersecurity risks and threats. Our CISO, who has approximately 30 years in various information technology and security roles and reports to our CIO, is primarily responsible for our overall cybersecurity risk management program and supervises both internal and external resources to prevent, detect, mitigate, and remediate cybersecurity risks, threats, and incidents. As such, our CISO has extensive experience and expertise in developing, implementing, and operating security policies and procedures covering our protective defenses of our network and critical data. We have established processes by which the CISO routinely informs the management team and the Board of cybersecurity risks, threats and incidents that have been identified or are reasonably likely of occurring and how such matters are managed.

Item 2.	Properties
The Company has 76 principal operating facilities in 20 states and 10 foreign countries. The Company’s executive offices are located in Thousand Oaks, California. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted. At December 31, 2023, our principal operating facilities by segment were located as follows (countries and states listed alphabetically):
•Digital Imaging - Belgium, Canada, Estonia, France, the Netherlands, Norway, Spain, Sweden, the United Kingdom and the United States
◦The United States includes principal operating facilities in California, Florida, Indiana, Maryland, Massachusetts, Montana, New Jersey, Oklahoma, Oregon, and Pennsylvania
•Instrumentation - Denmark, France, United Kingdom and the United States
◦The United States includes principal operating facilities in California, Colorado, Florida, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Pennsylvania, Texas and Virginia
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
As of February 16, 2024, there were 2,256 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
We intend to use future earnings to fund the development and growth of our businesses. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
We have stock repurchase programs authorized by our Board of Directors to repurchase up to approximately three million shares. No repurchases were made since 2015. Although we have no current plans to repurchase stock, up to approximately three million shares may be repurchased under the stock repurchase program. See Note 2 for additional information about our stock repurchase program.
Additional information required by this item is set forth in the 2024 Proxy Statement under the caption and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

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
Information about results of operations and financial conditions for 2021 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in the Company’s Annual Report on Form 10-K for the year ended January 1, 2023.

Strategy/Overview
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our business with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and evaluating cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development, we seek to create new products to grow our company and expand our addressable markets. We continually evaluate our businesses to ensure that they are aligned with our strategy.
Trends and Other Matters Affecting Our Business
We have experienced supply chain challenges, including long lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. These supply chain challenges have also delayed our ability to timely convert backlog to revenue. Although perhaps to a lesser extent compared to recent years, we expect cost inflation impacts and supply chain constraints to continue into 2024.
Sales recorded and costs incurred by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. See Item 7a. Market Risk, Note 1 and Note 14 for additional discussion around our derivative instruments and hedging activities.
To date, we have not been materially impacted by the conflict in Israel and its effect on neighboring regions. We do not have material assets in Israel. Our total sales from Israel in 2023 and 2022 was less than 1.0% of total net sales, respectively. See Item 1a. Risk Factors for additional discussion.
As part of a continuing effort to reduce costs and improve operating performance, we may take and have taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses. For 2023, 2022 and 2021, we recorded $12.0 million of costs, $0.5 million of benefits and $26.4 million of costs, respectively, related to these actions, with the majority of the costs included within selling, general and administrative expense within the Digital Imaging segment. At December 31, 2023, $2.9 million remains to be paid related to actions taken in 2023. In 2022, we, recorded a net benefit of $0.5 million, which related to $3.5 million of costs related to headcount or facility consolidation costs, partially offset by $4.0 million of income related to the favorable resolution of a facility consolidation charge within the Digital Imaging segment.
Recent Acquisitions
Consistent with our strategy, we completed two acquisitions each in 2023 and in 2022. The financial results of these acquisitions have been included since the respective date of each acquisition. Our 2023 acquisitions were within the Digital Imaging and Instrumentation segments, and both acquisitions in 2022 were part of the Digital Imaging segment. See Note 3 for additional information about our recent business acquisitions.
Selected Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2023 and 2022 each contained 52 weeks.

	2023	2022	$ Change	% Change
Net sales	$5,635.5	$5,458.6	$176.9	3.2%
Costs and expenses
Cost of sales	3,196.1	3,128.3	67.8	2.2%
Selling, general and administrative	1,208.3	1,156.6	51.7	4.5%
Acquired intangible asset amortization	196.7	201.7	(5.0)	(2.5)%
Total costs and expenses	4,601.1	4,486.6	114.5	2.6%

Operating income (loss)	1,034.4	972.0	62.4	6.4%

Net income (loss) attributable to Teledyne	$885.7	$788.6	$97.1	12.3%

Diluted earnings per common share	$18.49	$16.53	$1.96	11.9%
Total year 2023 net sales included $99.8 million in incremental net sales from current and prior year acquisitions.

Net income for 2023 and 2022 also included net discrete tax benefits of $137.5 million and $86.7 million, respectively.

Consolidated Results of Operations
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Additional financial information about our business segments can be found in Note 4.
2023 compared with 2022

Net sales (dollars in millions)	2023	2022	$ Change	% Change

Digital Imaging	$3,144.1	$3,110.9	$33.2	1.1%
Instrumentation	1,326.2	1,254.0	72.2	5.8%
Aerospace and Defense Electronics	726.5	682.4	44.1	6.5%
Engineered Systems	438.7	411.3	27.4	6.7%
Total net sales	$5,635.5	$5,458.6	$176.9	3.2%

Results of operations (dollars in millions)	2023	2022	$ Change	% Change

Digital Imaging	$517.4	$519.3	$(1.9)	(0.4)%
Instrumentation	338.3	295.3	43.0	14.6%
Aerospace and Defense Electronics	199.6	184.1	15.5	8.4%
Engineered Systems	44.7	39.2	5.5	14.0%
Corporate expense	(65.6)	(65.9)	0.3	(0.5)%
Operating income (loss)	1,034.4	972.0	62.4	6.4%
Interest and debt expense, net	(77.3)	(89.3)	12.0	(13.4)%
Non-service retirement benefit income	12.4	11.4	1.0	8.8%
Gain (loss) on debt extinguishment	1.6	10.6	(9.0)	(84.9)%
Other income (expense), net	(12.2)	3.4	(15.6)	*
Income (loss) before income taxes	958.9	908.1	50.8	5.6%
Provision (benefit) for income taxes	72.3	119.2	(46.9)	(39.3)%
Net income (loss) including noncontrolling interest	886.6	788.9	97.7	12.4%
Less: Net income (loss) attributable to noncontrolling interest	0.9	0.3	0.6	200.0%
Net income (loss) attributable to Teledyne	$885.7	$788.6	$97.1	12.3%
* not meaningful
Net Sales:
Net sales increased across all business segments. Total year 2023 net sales included $99.8 million in incremental net sales from current and prior year acquisitions. Refer to the “Business Segment Operating Results” discussion later in this section for additional discussion of changes in net sales. Sales to international customers represented approximately 49% of net sales in 2023 and 47% of net sales in 2022. Approximately 25% and 25% of our total net sales 2023 and 2022, respectively, were derived from contracts with agencies of, or prime contractors to, the U.S. Government.
Cost of Sales
Cost of sales increased in 2023, primarily driven by the impact of higher net sales. Cost of sales as a percentage of net sales for 2023 was 56.7%, compared with 57.3% for 2022. Refer to the “Business Segment Operating Results” discussion later in this section for additional discussion of changes in cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, were higher in 2023, primarily driven by higher net sales in 2023. Selling, general and administrative expenses as a percentage of net sales was 21.4% for 2023, compared with 21.2% for 2022. Corporate expense in 2023 was $65.6 million, compared with $65.9 million in 2022.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for 2023 was $196.7 million, compared with $201.7 million for 2022, primarily related to decreased expense within the Digital Imaging and Instrumentation segments.
Operating Income
Operating income increased in 2023 due to higher operating income in each segment except the Digital Imaging segment.
Non-operating Income and Expenses
Interest expense, including credit facility fees and other bank charges and net of interest income, was $77.3 million in 2023, compared with $89.3 million in 2022. The decrease was due primarily to reduced outstanding borrowings with lower weighted average interest rates compared to 2022. In 2023, the Company repurchased and retired $10.0 million of its Fixed

Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt. In 2022, the Company repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt. The other expense, net in other income and expense, net, in 2023 was driven primarily by foreign exchange losses, net as well as higher expense from deferred compensation plan activity, compared to the 2022 other income, net amount, which included foreign exchange gains, net as well as higher income from deferred compensation plan activity.
Income Taxes
The income tax provision considers income, permanent items, tax credits, and various statutory tax rates. Both the current and prior year discrete impact includes the resolution of uncertain tax positions which are primarily acquisition related and tax benefits on stock-based compensation. See Note 9 for further information regarding our income taxes.

(Dollars in millions)	2023	2022
Provision (benefit) for income taxes	$72.3	$119.2
Discrete event expense (benefit)	$137.5	$86.7
Provision (benefit) for income taxes without discrete event expense (benefit)	$209.8	$205.9
Income (loss) before income taxes	$958.9	$908.1
Effective tax rate	7.5%	13.1%
Effective tax rate without discrete events	21.9%	22.7%
Business Segment Operating Results
The following discussion of our four segments should be read in conjunction with Note 4.
Digital Imaging

(Dollars in millions)	2023	2022	$ Change	% Change
Net sales	$3,144.1	$3,110.9	$33.2	1.1%
Cost of sales	$1,711.4	$1,705.6	$5.8	0.3%
Selling, general and administrative expenses	$733.6	$702.3	$31.3	4.5%
Acquired intangible asset amortization	$181.7	$183.7	$(2.0)	(1.1)%
Operating income	$517.4	$519.3	$(1.9)	(0.4)%
Cost of sales % of net sales	54.4%	54.8%		(0.4)%
Selling, general and administrative expenses % of net sales	23.3%	22.6%		0.7%
Acquired intangible asset amortization % of net sales	5.8%	5.9%		(0.1)%
Operating income % of net sales	16.5%	16.7%		(0.2)%
International sales % of net sales	55.3%	54.5%		0.8%
U.S. Government sales % of net sales	18.2%	19.9%		(1.7)%
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. It also includes our customer- and Company-sponsored applied research center which benefits government programs and commercial businesses.
2023 compared with 2022
Our Digital Imaging segment net sales for 2023 increased 1.1%, compared with 2022. Operating income for 2023 decreased 0.4%, compared with 2022.
Total year 2023 net sales included $97.3 million in incremental net sales from current and prior year acquisitions as well as organic sales growth from X-ray products, infrared imaging detectors and surveillance systems, offset by lower sales of unmanned air and ground systems for defense applications, MEMS, and commercial maritime and commercial infrared products. The decrease in operating income in 2023 reflected the impact of higher employee severance and facility consolidation costs, which included $9.4 million of expense in 2023 compared with $1.9 million of income in 2022. The 2022 severance and facility consolidation costs amount included $4.0 million of income related to the favorable resolution of a facility consolidation charge in 2022.
Cost of sales for 2023 increased compared with 2022, and reflected the impact of higher net sales, partially offset by product mix, including lower sales of unmanned ground systems offset by sales of higher margin products. The cost of sales percentage in 2023 decreased compared with 2022 and reflected the impact of product mix. Selling, general and administrative expenses for 2023 increased 4.5% compared with 2022 and reflected the impact of higher net sales and higher severance and facility consolidation expense. The selling, general and administrative expense percentage increased in 2023 compared with 2022, driven by higher employee compensation costs as well as higher employee severance and facility consolidation costs.

Instrumentation

(Dollars in millions)	2023	2022	$ Change	% Change
Net sales	$1,326.2	$1,254.0	$72.2	5.8%
Cost of sales	$692.6	$668.7	$23.9	3.6%
Selling, general and administrative expenses	$281.1	$272.8	$8.3	3.0%
Acquired intangible asset amortization	$14.2	$17.2	$(3.0)	(17.4)%
Operating income	$338.3	$295.3	$43.0	14.6%
Cost of sales % of net sales	52.2%	53.3%		(1.1)%
Selling, general and administrative expenses % of net sales	21.2%	21.8%		(0.6)%
Acquired intangible asset amortization % of net sales	1.1%	1.4%		(0.3)%
Operating income % of net sales	25.5%	23.5%		2.0%
International sales % of net sales	57.3%	55.8%		1.5%
U.S. Government sales % of net sales	7.2%	8.6%		(1.4)%
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement applications. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2023 compared with 2022
Our Instrumentation segment net sales for 2023 increased 5.8%, compared with 2022. Operating income for 2023 increased 14.6%, compared with 2022.
In 2023, net sales of marine instrumentation increased $69.0 million, and net sales of test and measurement instrumentation increased $10.1 million compared with 2022. Net sales of environmental instrumentation decreased $6.9 million compared with 2022. The increase in operating income in 2023 reflected the impact of higher net sales, improved product margins and lower acquired intangible asset amortization.
Cost of sales increased in 2023, compared with 2022, and primarily reflected the impact of higher net sales. The cost of sales percentage decreased in 2023 compared with 2022 primarily driven by product mix and improved product margins. Selling, general and administrative expenses, including research and development expense increased in 2023 compared with 2022, primarily driven by higher net sales. Selling, general and administrative expenses for 2023, as a percentage of sales, decreased from 2022, primarily due to the impact of higher net sales while maintaining focus on cost control. Acquisition intangible asset amortization expense decreased primarily to lower intangible amortization for the test and measurement instrumentation product line, as certain historical acquisition intangibles became fully amortized in late 2022.
Aerospace and Defense Electronics

(Dollars in millions)	2023	2022	$ Change	% Change
Net sales	$726.5	$682.4	$44.1	6.5%
Cost of sales	$424.6	$407.8	$16.8	4.1%
Selling, general and administrative expenses	$101.5	$89.7	$11.8	13.2%
Acquired intangible asset amortization	$0.8	$0.8	$—	—%
Operating income	$199.6	$184.1	$15.5	8.4%
Cost of sales % of net sales	58.4%	59.8%		(1.4)%
Selling, general and administrative expenses % of net sales	14.0%	13.1%		0.9%
Acquired intangible asset amortization % of net sales	0.1%	0.1%		—%
Operating income % of net sales	27.5%	27.0%		0.5%
International sales % of net sales	32.3%	27.5%		4.8%
U.S. Government sales % of net sales	45.5%	39.0%		6.5%
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, components and subsystems for wireless and satellite communications and general aviation batteries.
2023 compared with 2022
Our Aerospace and Defense Electronics segment net sales for 2023 increased 6.5%, compared with 2022. Operating income for 2023 increased 8.4%, compared with 2022.
The 2023 net sales increase compared with 2022 reflected $25.2 million of higher sales for aerospace electronics and

$18.9 million of higher sales for defense electronics. The increase in operating income for 2023 primarily reflected the impact of higher net sales and favorable product mix, partially offset by higher research and development expense.
Cost of sales for 2023 increased compared with 2022 and reflected the impact of higher net sales partially offset by favorable product mix. Cost of sales as a percentage of net sales for 2023 decreased compared with 2022 and primarily reflected product mix, including the increased sales of aerospace electronics which carry a higher margin than most defense electronics products. Selling, general and administrative expenses, including research and development expense, increased in 2023 compared with 2022 and included $3.2 million of higher research and development expense in 2023. The higher research and development expense primarily reflected higher spending for aerospace electronics. The selling, general and administrative expense percentage in 2023 increased compared with 2022 and reflected the higher research and development expense.
Engineered Systems

(Dollars in millions)	2023	2022	$ Change	% Change
Net sales	$438.7	$411.3	$27.4	6.7%
Cost of sales	$367.5	$346.2	$21.3	6.2%
Selling, general and administrative expenses	$26.5	$25.9	$0.6	2.3%
Operating income	$44.7	$39.2	$5.5	14.0
Cost of sales % of net sales	83.8%	84.2%		(0.4)%
Selling, general and administrative expenses % of net sales	6.0%	6.3%		(0.3)%
Operating income % of net sales	10.2%	9.5%		0.7%
International sales % of net sales	1.9%	1.1%		0.8%
U.S. Government sales % of net sales	87.7%	89.1%		(1.4)%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications, including the design and manufacture of electrochemical energy systems.
2023 compared with 2022
Our Engineered Systems segment net sales for 2023 increased 6.7%, compared with 2022. Operating income for 2023 increased 14.0%, compared with 2022.
The 2023 net sales increase primarily reflected $17.9 million of higher sales for engineered products and $9.5 million of higher sales for energy systems. The higher net sales for engineered products primarily reflected increased sales from space and electronic manufacturing services programs products, partially offset by decreased sales in missile defense, maritime, and other manufacturing programs. Operating income in 2023 primarily reflected the impact of favorable product mix, primarily driven by higher electronic manufacturing services products.
Cost of sales for 2023 increased compared with 2022, and primarily reflected the impact of higher net sales. Cost of sales as a percentage of net sales for 2023 decreased compared with 2022. Selling, general and administrative expenses in 2023, including research and development and bid and proposal expense, increased slightly compared with 2022. The selling, general and administrative expense as a percentage of net sales decreased slightly compared with 2022.
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
Cash and Cash Equivalents
Cash and cash equivalents totaled $648.3 million at December 31, 2023, of which $369.1 million was held by foreign subsidiaries. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.
Long-term Debt
Long-term debt, including unamortized debt issuance costs was $3,244.9 million at December 31, 2023 compared to $3,920.6 million at January 1, 2023. During 2023, we repaid $125.0 million of amount on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on our term loan due May 2026. We also repurchased and retired $10.0 million of our Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt.
At December 31, 2023, we had $41.9 million in outstanding letters of credit.
The credit agreement and term loans require us to comply with various financial and operating covenants and at December 31, 2023, the Company was in compliance with these covenants and had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements. Available borrowing capacity under the $1.15 billion credit facility, which is reduced by borrowings and $20.9 million in outstanding letters of credit, was $1,129.1 million at December 31, 2023.
See Note 8 for additional information regarding our credit facility and long-term debt.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 31, 2023:

Contractual obligations (in millions):	2024	2025	2026	2027	2028	After 2029	Total
Debt obligations	$600.1	$0.2	$450.2	$0.2	$700.1	$1,515.2	$3,266.0
Interest expense (a)	73.1	65.1	59.7	57.9	44.8	105.2	405.8
Operating lease obligations (b)	36.4	33.2	27.3	22.3	15.9	39.4	174.5
Purchase obligations (c)	269.5	28.9	2.2	0.8	0.8	1.8	304.0
Total	$979.1	$127.4	$539.4	$81.2	$761.6	$1,661.6	$4,150.3

(a)    Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2023 and is assumed to be paid at the end of each quarter with the final payment in March 2026 when the credit facility expires.
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
Unrecognized tax benefits of $96.5 million and accrued interest and penalties on these tax matters of $36.9 million are not included in the table above. The remaining unrecognized tax benefits and accrued interest and penalties are not included in the table above because $28.9 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At December 31, 2023, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plans for 2024. Our minimum funding requirements after 2023 as set forth by the Employee Retirement Income Security Act, are dependent on several factors. Estimates beyond 2024 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. Government under certain government contracts, therefore, future cash contributions are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance but are pay as you go. See further discussion in Note 10. We monitor and manage our defined benefit pension plans obligation and may take additional actions to manage risk in the future.
Operating Activities
Net cash provided by operating activities was $836.1 million and $486.8 million in 2023 and 2022, respectively. The higher cash provided by operating activities in 2023, compared with 2022 primarily resulted from a payment of $296.4 million to the Swedish Tax Authority in the first quarter of 2022, related to a disputed pre-acquisition 2018 tax reassessment issued to a FLIR subsidiary in Sweden as well as lower inventory purchases and stronger accounts receivable collections in 2023 compared with 2022. These changes were partially offset by higher accounts payable and income tax payments in 2023 as compared with 2022.
Free cash flow (cash provided by operating activities less capital expenditures) and adjusted free cash flow (both non-GAAP measures) were as follows (in millions):

Free Cash Flow(a)	2023	2022
Cash provided by (used in) operating activities	$836.1	$486.8
Less: Capital expenditures for property, plant and equipment	(114.9)	(92.6)
Free cash flow	721.2	394.2
Add back: Payment for acquisition-related tax matter	—	296.4
Adjusted free cash flow	$721.2	$690.6

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
Investing Activities
Net cash used in investing activities was $190.3 million and $175.4 million for 2023 and 2022, respectively. Investing activities used cash for acquisitions and other investments of $77.7 million and $99.6 million in 2023 and 2022, respectively (see “Recent Acquisitions”). We funded the acquisitions from borrowings under our credit facilities and cash on hand.
Cash flows relating to investing activities for capital expenditures.

Capital expenditures (in millions):	2023	2022
Digital Imaging	$78.2	$63.9
Instrumentation	14.0	9.3
Aerospace and Defense Electronics	10.9	8.0
Engineered Systems	3.4	5.3
Corporate	8.4	6.1
	$114.9	$92.6
During 2024, we plan to invest approximately $105 million in capital expenditures, principally to upgrade facilities and manufacturing equipment.
Financing Activities
Financing activities reflected net payments from debt of $678.9 million in 2023 and $174.8 million in 2022. Fiscal years 2023 and 2022 reflect proceeds from the exercise of stock options of $45.4 million and $23.6 million, respectively.
During 2023, we repaid $125.0 million of amounts outstanding on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on its term loan due May 2026. We also repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt.
During 2022, we repaid $185.0 million of debt. We made $110.0 million of floating rate debt payments on its term loan due May 2026. We also repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. We have substantially concluded income tax matters in the U.S. through 2016, in Canada through 2012, in Sweden through 2018, in Norway through 2018, in Belgium through 2019, in France through 2019 and in the United Kingdom through 2015.
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
Interest Rate Risk
We are exposed to market risk through the interest rate on our borrowings under our $1.15 billion credit facility. As of December 31, 2023, no borrowings are outstanding under our credit facility. Future indebtedness incurred under our credit facility will expose us to interest rate risk.
Foreign Currency Exchange Rate Risk
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. Our primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings, primarily achieved through the following:
•We utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges.
•We have converted a U.S. dollar denominated, variable rate obligation of a European subsidiary, into a euro fixed rate obligation using a receive float, pay fixed cross currency swap. This cross currency swap is designated as a cash flow hedge.
•We utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables.
All derivatives are recorded on the balance sheet at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes. Refer to Notes 2, 14 and 15 for further disclosures around our derivative instruments and hedging activities.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10% price change of the U.S. dollar from its value at December 31, 2023, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $16.4 million. A hypothetical 10% price change in the U.S. dollar from its value at December 31, 2023 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.7 million. A hypothetical 10% price change in the U.S. dollar from its value at December 31, 2023 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as cash flow hedges by approximately $17.3 million.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $5.4 million and $5.8 million as of December 31, 2023 and January 1, 2023, respectively. As investigation and remediation of these sites proceed and new information is received, the Company will adjust reserves to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure in Item 1A. Risk Factors as well as additional discussion in Notes 2 and 17.
U. S. Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were 24.5% and 24.9% of our total net sales in 2023 and 2022, respectively. For a summary of sales to the U.S. Government by segment, see Note 4. Sales to the U.S. Department of Defense represented approximately 19% and 20% of total net sales for 2023 and 2022, respectively.
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
Revenue Recognition
Approximately 30% of our revenue was recognized over time, with the remaining 70% recognized at a point in time.
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

For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed at least quarterly. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2023 and 2022 was material to the consolidated statement of income for such annual periods.
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
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. For reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. We perform a quantitative test for each reporting unit at least once every three years.
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
As of December 31, 2023, the Company had ten reporting units for goodwill impairment testing. In the fourth quarter of 2023, a quantitative test was performed for each reporting unit, and the carrying value of non-cash goodwill included in these reporting units ranged from $20.4 million to $5,832.4 million. With the exception of the FLIR reporting unit, the estimated fair value of all other reporting units exceeded their respective carrying value by more than 100%. At the assessment date, the estimated fair value of the FLIR reporting unit exceeded its carrying value by approximately $460 million or 6%. Although the forecasts used in the Company’s discounted cash flow model are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR reporting unit. Changes in forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Although no impairment exists for the FLIR reporting unit, a non-cash impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting unit, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
As of December 31, 2023, the Company had $850.0 million of indefinite-lived trademark intangibles which were subject to an annual impairment test in the fourth quarter of 2024. With the exception of the FLIR indefinite-lived trademark, the estimated fair value of all material indefinite-lived trademarks significantly exceeded their respective carrying value. Trademarks of recently acquired businesses generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the Company. At the annual assessment date, the FLIR indefinite-lived trademark had a carrying value of $685.3 million and a fair value of $694.9 million. The most significant assumptions utilized in the determination of the fair value of the FLIR trademark are the net sales growth rates (including residual growth rates), discount rate and royalty rate. Although the FLIR sales forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR business. Changes in sales forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The royalty rate was driven by historical and estimated future profitability of the underlying FLIR business, and the royalty rate assumption was consistent with assumptions used by the Company as part of the purchase price allocation of FLIR in 2021. The royalty rate may be impacted by significant adverse changes in long-term operating margins. Although no impairment exists for the FLIR trademark, a non-cash impairment of the trademark could result from a number of circumstances, including different assumptions used in determining the fair value of the trademark, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
Income Taxes
For a description of the Company’s tax accounting policies, refer to Note 2 and Note 9. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In addition, uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in the current year and future returns which may impact income tax expense. On a quarterly basis, we provide for income taxes based upon an estimated annual effective tax rate which is dependent on the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits, and the effectiveness of our tax planning strategies. Although we believe our income tax expense is reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. An increase of 100 basis points in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended December 31, 2023, of $9.6 million.
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
Many factors could change anticipated results, including: changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; the ongoing conflict in Israel and neighboring regions, including related protests and the disruption to global shipping routes; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, rising interest costs, and economic conditions; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the 2024 U.S. Presidential election; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s trade compliance and tax matters; escalating economic and diplomatic tension between China and the United States; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to artificial intelligence; natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. Ongoing issues with Boeing’s 737 MAX product line could result in manufacturing delays and lower sales of our products to Boeing. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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
The information required by this item is included in this Report on pages 36 through 72. See the “Index to Financial Statements and Related Information” on page 36.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Exchange Act, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 31, 2023, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2023, are effective.

Internal Controls
See Management Statement on page 37 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 38 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.
Sarbanes-Oxley Disclosure Committee
The Company maintains a Sarbanes-Oxley Disclosure Committee, which is comprised of senior representatives of the Company, including members of its accounting, finance, human resources, information technology, internal audit, legal and tax departments.
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
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is set forth in the 2024 Proxy Statement under the captions “Executive

Management”, “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.

Item 11.     Executive Compensation
The information required by this item is set forth in the 2024 Proxy Statement under the captions “Executive and Director Compensation” and “Personnel and Compensation Committee Report” incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2024 Proxy Statement under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2024 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services
The information required by this item is set forth in the 2024 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 36 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 72 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 38 of this Annual Report.

Date: February 23, 2024

/s/ EDWIN ROKS
Edwin Roks
Chief Executive Officer

Date: February 23, 2024

/s/ STEPHEN F. BLACKWOOD
Stephen F. Blackwood
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.
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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill – Refer to Notes 2, 4, and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to the respective carrying value. For goodwill impairment testing using the quantitative approach, the Company used a combination of the discounted cash flow approach and the market approach to estimate fair value of the FLIR reporting unit. The Company’s goodwill balance was $8,002.8 million as of December 31, 2023, of which $5,874.6 million was allocated to the FLIR reporting unit. The application of the discounted cash flow model requires management to make significant estimates and assumptions related to projected revenues and the selected discount rate.
Given the significant estimates and assumptions made by management to estimate the fair value of the FLIR reporting unit and the difference between the FLIR reporting unit’s fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, specifically related to the projected revenues and selected discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) revenue projections and (2) the selection of the discount rate used to estimate the fair value of the goodwill acquired included the following, among others:

•We tested the effectiveness of management’s controls over the revenue projections and discount rate assumptions used to estimate the fair value of the FLIR reporting unit.
•We evaluated the reasonableness of the revenue projections by comparing them to (1) FLIR and third-party historical financial data, (2) current economic factors and analyst reports of the Company and companies in its peer group, (3) industry reports, (4) assumptions used by the Company in its budgeting process, and (5) order backlog.
•We performed a sensitivity analysis by varying the projected revenue and selected discount rate assumptions.
•With the assistance of our fair value specialists, we performed an analysis comparing applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the selected discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management.
Indefinite-Lived Trademarks – Refer to Notes 2, 4, and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of indefinite-lived trademarks for impairment involves the comparison of the fair value of indefinite-lived trademark to the respective carrying value. For indefinite-lived trademark impairment testing using the quantitative approach, the Company estimated the fair value of its trademarks through the use of a relief from royalty approach based on its best estimate of amounts and timing of projected revenues and compared the estimated fair value to the carrying value of the corresponding trademark. The FLIR indefinite-lived trademark balance was $685.3 million as of December 31, 2023, which is a component of the Company’s intangible assets balance of $2,278.1 million as of December 31, 2023. The application of the relief from royalty method requires management to make significant estimates and assumptions related to projected revenues, as well as the selected royalty rate and discount rate.
Given the significant estimates and assumptions made by management to estimate the fair value of the FLIR indefinite-lived trademark and the difference between the FLIR indefinite-lived trademark’s fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, specifically related to the projected revenues and the selected royalty rate and discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) revenue projections and (2) the selection of the discount rate used to estimate the fair value of the goodwill acquired included the following, among others:
•We tested the effectiveness of management’s controls over the revenue projections and the selected royalty rate and discount rate assumptions used to estimate the fair value of the FLIR indefinite-lived trademark.
•We evaluated the reasonableness of the revenue projections by comparing them to (1) FLIR and third-party historical financial data, (2) current economic factors and analyst reports of the Company and companies in its peer group, (3) industry reports, (4) assumptions used by the Company in its budgeting process, and (5) order backlog.
•We performed a sensitivity analysis by varying the projected revenues, the selected royalty rate, and discount rate assumptions.
•With the assistance of our fair value specialists, we performed an analysis comparing applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the selected discount rate and royalty rate by developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 23, 2024

We have served as the Company’s auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per-share amounts)

	For the Fiscal Year
	2023	2022	2021
Net sales	$5,635.5	$5,458.6	$4,614.3
Costs and expenses
Cost of sales	3,196.1	3,128.3	2,772.9
Selling, general and administrative	1,208.3	1,156.6	1,067.8
Acquired intangible asset amortization	196.7	201.7	149.3
Total costs and expenses	4,601.1	4,486.6	3,990.0
Operating income (loss)	1,034.4	972.0	624.3
Interest and debt expense, net	(77.3)	(89.3)	(90.8)
Non-service retirement benefit income	12.4	11.4	11.2
Gain (loss) on debt extinguishment	1.6	10.6	(13.4)
Other income (expense), net	(12.2)	3.4	2.5
Income (loss) before income taxes	958.9	908.1	533.8
Provision (benefit) for income taxes	72.3	119.2	88.5
Net income (loss) including noncontrolling interest	886.6	788.9	445.3
Less: Net income (loss) attributable to noncontrolling interest	0.9	0.3	—
Net income (loss) attributable to Teledyne	$885.7	$788.6	$445.3

Basic earnings per common share	$18.80	$16.85	$10.31
Weighted average common shares outstanding	47.1	46.8	43.2

Diluted earnings per common share	$18.49	$16.53	$10.05
Weighted average diluted common shares outstanding	47.9	47.7	44.3
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Fiscal Year
	2023	2022	2021
Net income (loss) including noncontrolling interest	$886.6	$788.9	$445.3
Other comprehensive income (loss):
Foreign exchange translation adjustment	79.6	(343.3)	(44.4)
Hedge activity, net of tax	6.9	4.7	(5.7)
Pension and postretirement benefit adjustments, net of tax	5.9	42.1	50.2
Other comprehensive income (loss) (a)	92.4	(296.5)	0.1
Comprehensive income (loss) including noncontrolling interest	979.0	492.4	445.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.9	0.3	—
Comprehensive income (loss) attributable to Teledyne	$978.1	$492.1	$445.4
(a) Net of income tax expense of $3.8 million in 2023, income tax expense of $25.0 million for 2022 and income tax expense of $11.7 million for 2021.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
For the Fiscal Years Ended December 31, 2023 and January 1, 2023
(in millions, except share amounts)

	2023	2022
Assets
Current Assets
Cash and cash equivalents	$648.3	$638.1
Accounts receivable, net	899.7	883.7
Unbilled receivables, net	302.4	274.7
Inventories, net	917.7	890.7
Prepaid expenses and other current assets	213.3	130.7
Total Current Assets	2,981.4	2,817.9
Property, plant and equipment, net	777.0	769.8
Goodwill	8,002.8	7,873.0
Acquired intangible assets, net	2,278.1	2,440.6
Prepaid pension assets	203.3	178.4
Other assets, net	285.3	274.3
Total Assets	$14,527.9	$14,354.0
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$384.7	$505.7
Accrued liabilities	781.3	717.6
Current portion of long-term debt and other debt	600.1	300.1
Total Current Liabilities	1,766.1	1,523.4
Long-term debt	2,644.8	3,620.5
Long-term deferred tax liabilities	415.4	490.0
Other long-term liabilities	475.8	547.2
Total Liabilities	5,302.1	6,181.1
Commitments and Contingencies
Redeemable Noncontrolling Interest	4.6	3.7
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 15,000,000 shares; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; Issued shares: 47,331,845 at December 31, 2023, and 47,194,766 at January 1, 2023; outstanding shares: 47,331,845 at December 31, 2023, and 46,912,635 at January 1, 2023	0.5	0.5
Additional paid-in capital	4,407.3	4,353.4
Retained earnings	5,447.5	4,561.8
Treasury stock, — at December 31, 2023 and 282,131 at January 1, 2023	—	(20.0)
Accumulated other comprehensive income (loss)	(634.1)	(726.5)
Total Stockholders’ Equity	9,221.2	8,169.2
Total Liabilities and Stockholders’ Equity	$14,527.9	$14,354.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2021	$0.4	$389.9	$3,327.9	$(59.5)	$(430.1)	$3,228.6
Net income (loss)	—	—	445.3	—	—	445.3
Other comprehensive income (loss), net of tax	—	—	—	—	0.1	0.1
Common stock issued	0.1	3,888.6	—	—	—	3,888.7
Treasury stock issued	—	(20.7)	—	20.7	—	—
Stock-based compensation	—	33.9	—	—	—	33.9
Exercise of stock options	—	25.4	—	—	—	25.4
Balance, January 2, 2022	0.5	4,317.1	3,773.2	(38.8)	(430.0)	7,622.0
Net income (loss)	—	—	788.6	—	—	788.6
Other comprehensive income (loss), net of tax	—	—	—	—	(296.5)	(296.5)
Treasury stock issued	—	(18.8)	—	18.8	—	—
Stock-based compensation	—	31.5	—	—	—	31.5
Exercise of stock options	—	23.6	—	—	—	23.6
Balance, January 1, 2023	0.5	4,353.4	4,561.8	(20.0)	(726.5)	8,169.2
Net income (loss)	—	—	885.7	—	—	885.7
Other comprehensive income (loss), net of tax	—	—	—	—	92.4	92.4
Treasury stock issued	—	(20.0)	—	20.0	—	—
Stock-based compensation and other	—	28.5	—	—	—	28.5
Exercise of stock options	—	45.4	—	—	—	45.4
Balance, December 31, 2023	$0.5	$4,407.3	$5,447.5	$—	$(634.1)	$9,221.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Fiscal Year
	2023	2022	2021
Operating Activities
Net income (loss) including noncontrolling interest	$886.6	$788.9	$445.3
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	316.4	332.2	371.8
Stock-based compensation	32.3	31.5	33.9
Bridge financing and debt extinguishment (income) expense	(1.6)	(10.6)	30.5
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable and unbilled receivables	(21.7)	(87.9)	(158.9)
Inventories	(14.3)	(155.2)	7.0
Prepaid expenses and other assets	(42.6)	(50.4)	11.8
Accounts payable	(124.9)	45.9	99.1
Accrued expenses and other liabilities	49.7	(344.2)	(5.7)
Deferred taxes and income taxes receivable (payable), net	(230.9)	(35.2)	(21.4)
Other, net	(12.9)	(28.2)	11.2
Net cash provided by (used in) operating activities	836.1	486.8	824.6
Investing Activities
Purchases of property, plant and equipment	(114.9)	(92.6)	(101.6)
Purchase of businesses and other investments, net of cash acquired	(77.7)	(99.6)	(3,723.3)
Other, net	2.3	16.8	0.6
Net cash provided by (used in) investing activities	(190.3)	(175.4)	(3,824.3)
Financing Activities
Net proceeds (repayments) from credit facility	(125.0)	—	—
Proceeds from issuance of term loans and senior notes, net	—	—	3,975.9
Payments on other debt	(553.9)	(174.8)	(1,141.7)
Liquidations (maturities) of cross currency swap	(13.5)	43.1	—
Proceeds from stock options exercised	45.4	23.6	25.4
Payments for bridge financing and debt extinguishment	—	—	(30.5)
Other, net	(4.5)	(1.9)	(22.0)
Net cash provided by (used in) financing activities	(651.5)	(110.0)	2,807.1
Effect of exchange rate changes on cash and cash equivalents	15.9	(38.0)	(5.8)
Change in cash and cash equivalents	10.2	163.4	(198.4)
Cash and cash equivalents—beginning of period	638.1	474.7	673.1
Cash and cash equivalents—end of period	$648.3	$638.1	$474.7
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 1. Description of Business
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Teledyne’s products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. The Company also supply engineered systems for defense, space, environmental and energy applications. The Company differentiate itself from many of its direct competitors by having a customer- and Company-sponsored applied research center that augments its product development expertise. The Company believes that its technological capabilities, innovation and ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in the markets and industries in which it competes.
The Company’s businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems.
Note 2. Summary of Significant Accounting Policies
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2023 was a 52-week fiscal year and ended on December 31, 2023. Fiscal year 2022 was a 52-week fiscal year and ended on January 1, 2023. Fiscal year 2021 was a 52-week fiscal year and ended on January 2, 2022. References to the years 2023, 2022 and 2021 are intended to refer to the respective fiscal year unless otherwise noted.
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
Foreign Currency Translation
The Company’s foreign entities’ accounts are generally measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income (loss) (“AOCI”).
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid money-market mutual funds with maturities of three months or less when purchased.
Accounts Receivable, Contract Assets and Contract Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables

(contract assets), and customer advances and deposits (contract liabilities). Under the typical payment terms of the Company’s over time contracts, the customer pays the Company either performance-based payments or progress payments. Amounts billed and due from the Company’s customers are classified as receivables on the consolidated balance sheets. The Company may receive interim payments as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. The Company recognizes a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, the Company records an unbilled receivable (contract asset) for the amount entitled to be received based on an enforceable right to payment.
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
Inventories
Inventories are stated at the lower of cost or net realizable value and primarily valued on an average cost or first-in, first-out method. Inventory adjustments are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment was $119.1 million in 2023, $129.8 million in 2022 and $115.2 million in 2021.
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
Goodwill and acquired intangible assets with indefinite lives are not amortized but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more often as circumstances require. The Company uses qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units under the qualitative approach, the Company performs a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test. A quantitative impairment test, if applicable, is used to identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The Company performs quantitative tests for reporting units at least once every three years. However, for certain reporting units the Company may perform a quantitative impairment test more frequently. The Company performed a quantitative impairment test for all of its reporting units in 2023.
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
Revenue recognized at a point in time relates primarily to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. This type of revenue arrangement is typical for our commercial contracts within the Digital Imaging, Instrumentation, and Aerospace and Defense Electronics segments. In limited circumstances, customer specified acceptance criteria exist. If the Company cannot objectively demonstrate that the product meets those specifications prior to the shipment, the revenue is deferred until customer acceptance is obtained. The transaction price in these arrangements can include variable consideration, such as product returns and sales allowances. The estimation of this variable consideration and determination of whether to include estimated amounts as a reduction in the transaction price is based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.
Revenue recognized over time relates primarily to contracts to design, develop and/or manufacture highly engineered products used in both defense and commercial applications. This type of revenue arrangement is typical of the Company’s U.S. Government contracts and to a lesser extent for certain commercial contracts, with both contract types occurring across all segments. The customer typically controls the work in process as evidenced either by contractual termination clauses or by a right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as the Company incurs costs on contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The transaction price in these arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, contract amounts not yet funded, or other provisions that can either increase or decrease the transaction price. The Company estimates variable consideration at the amount to which it expects to be entitled, and the Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
The majority of the Company’s over time contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Over time contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the contract modifications on the Company’s over time contracts are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
For over time contracts using the cost-to-cost method, the Company has an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2023 and 2022 was approximately $3.7 million of favorable operating income and $29.9 million of favorable operating income, respectively. The 2022 amount related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income for any period presented.
While extended or non-customary warranties do not represent a significant portion of the Company’s revenue, the Company recognizes warranty services as a separate performance obligation when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
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
Research and Development and Bid and Proposal Costs
Selling, general and administrative expenses include research and development and bid and proposal costs which are expensed as incurred and were $365.8 million in 2023, $360.6 million in 2022 and $299.3 million in 2021. The 2021 amount includes a partial year of Teledyne FLIR research and development costs due to the timing of the acquisition.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are recorded as right-of-use assets in noncurrent other assets, net and the related lease liabilities in accrued liabilities and other long-term liabilities. The Company does not have material finance leases or subleases.
Operating lease right-of-use assets represent a right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and use an implicit rate when readily available. Since most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate to determine the present value of lease payments. The rate will take into consideration the underlying asset’s economic environment, including the length of the lease term and currency that the lease is payable in. The Company’s lease agreements may include options to extend or early terminate the lease term at either a fixed cost, fixed increase or market value adjustment. The Company evaluates the likelihood of exercising each renewal option based on many factors, including the length of the renewal option and the future new lease cost, if known, or the estimated future new lease cost if it is not a fixed amount and will include those renewal options that are reasonably certain to be exercised for purposes of calculating the lease liability and corresponding right-of-use asset. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Stock Incentive Plans
Teledyne has long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, restricted stock units, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. During 2023, 2022 and 2021, the Company has granted time-based stock options, time-based restricted stock unit awards, and performance-based restricted stock unit awards. Employee stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10-year life. Employee time-based restricted stock units vest in one-third increments on the first, second and third anniversary of the grant. Performance-based restricted stock awards granted during 2023, 2022 and 2021 may be earned based upon a time-based component and the performance of the Company’s return to stockholders over a three-year period.
In 2021, the Company discontinued the Performance Share Plan (“PSP”), with an immaterial amount of compensation expense recorded in 2023 and 2022. Teledyne’s PSP provided grants of performance share units, which key officers and executives could earn if Teledyne met specified performance objectives over a three-year period. Awards were payable in cash and to the extent available, shares of Teledyne common stock.
Stock-based Compensation Costs
The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock and restricted stock units (RSUs). The fair value of share-based compensation is determined at the grant date and the recognition of the related expense is generally recorded over the period in which the share-based compensation vests. Since 2019, stock options granted to our Executive Chairman are expensed immediately, as stock options continue to vest after retirement. The Company issues shares of common stock upon the exercise of stock options.
The fair value of stock options granted through 2022 was determined by using a lattice-based option pricing model, and the Company did not grant stock options in 2023. In recent years, the Company began granting stock options to a smaller group of employees, as the Company began granting restricted stock units to a larger group of employees. In 2024, the Company began using the Black-Scholes option pricing model to determine the fair value of stock options. The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options granted. The period used for the historical stock price corresponded to the expected term of the options. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience.
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
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2023, 2022 or 2021.
Redeemable Noncontrolling Interest
The minority ownership interest in shares of NL Acoustics is classified as a redeemable noncontrolling interest on the consolidated balance sheets due to a put option under which the minority owners may require the Company to purchase the remaining ownership interest, with the put option exercisable beginning in the third quarter of 2025. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. Changes in the redeemable noncontrolling interest balance during the period were not material.
Income Taxes
The Company is subject to income taxes in the Unites States and numerous foreign jurisdictions. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
Derivative Instruments and Hedging Activities
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company’s foreign currency objective is achieved through the following:
•The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges.
•The Company has converted a U.S. dollar denominated, variable rate and fixed rate debt obligation of a European subsidiary, into euro fixed rate obligation using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. This cross currency swap is designated as a cash flow hedge.
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
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires a public entity to disclose significant segment expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction focuses on the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
Other ASU’s issued but not effective until after December 31, 2023 are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 3. Business Acquisitions
2023 Acquisitions
Xena Networks
During the fourth quarter of 2023, the Company acquired Xena Networks ApS and affiliates (“Xena Networks”) for $24.2 million in cash, net of cash acquired, and subject to certain adjustments. Xena Networks, headquartered in Denmark, is a leading provider of high-speed terabit ethernet validation, quality assurance, and production test solutions. Xena Networks is part of the test and measurement instrumentation product line within the Instrumentation segment. Goodwill resulting from the Xena Networks acquisition will not be deductible for tax purposes.
ChartWorld
During the first quarter of 2023, the Company acquired ChartWorld International Limited and affiliates (“ChartWorld”) for $53.5 million in cash, net of cash acquired, and subject to certain adjustments. ChartWorld, headquartered in Cyprus, with additional locations in Germany, Singapore, Canada and Japan, is a provider of digital marine navigation hardware and software provided through an affordable subscription-based model. ChartWorld is part of the Digital Imaging segment. Goodwill resulting from the ChartWorld acquisition will not be deductible for tax purposes.
2022 Acquisitions
ETM
During the fourth quarter of 2022, Teledyne acquired ETM-Electromatic, Inc. (“ETM”) for $87.7 million in cash, net of cash acquired, and subject to certain adjustments. ETM, headquartered in Newark, California, designs and manufactures high-power microwave and high-energy X-ray subsystems for cancer radiotherapy, defense and X-ray security applications. ETM is part of the Digital Imaging segment. Goodwill resulting from the ETM acquisition will not be deductible for tax purposes.
NL Acoustics
During the third quarter of 2022, the Company acquired an approximate 80% majority interest in Noiseless Acoustics Oy (“NL Acoustics”), paying $11.9 million in cash, net of cash acquired, during the year. NL Acoustics, located in Helsinki, Finland, designs and manufactures acoustics imaging instruments and predictive maintenance solutions. NL Acoustics is part of the Digital Imaging segment. Goodwill resulting from the NL Acoustics acquisition will not be deductible for tax purposes.
2021 Acquisition
On May 14, 2021, Teledyne acquired the outstanding stock of FLIR Systems, Inc. (“FLIR”) for approximately $8.1 billion. Further information about this acquisition can be found in Note 3 in the Company’s Annual Report on Form 10-K for the year ended January 1, 2023. The results of this acquisition have been included in Teledyne’s results since the date of acquisition.

The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for the acquisitions made in 2023 and 2022 (in millions):

	2023
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Xena Networks	October 13, 2023	$24.2	$21.1	$4.8
ChartWorld	January 3, 2023	53.5	55.5	11.3
Total		$77.7	$76.6	$16.1
(a) Net of cash acquired

	2022
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
ETM	October 28, 2022	$87.7	$33.5	$20.9
NL Acoustics (acquisition of 80% interest)	July 15, 2022	11.9	11.7	3.8
Total		$99.6	$45.2	$24.7
(a) Net of cash acquired
The Company’s cost to acquire these 2023 and 2022 acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the Xena Networks acquisition is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for the 2023 and 2022 acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s financial results. The significant factors that resulted in recognition of goodwill for the 2023 and 2022 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
Note 4. Business Segments
Teledyne’s businesses are aligned in four reportable segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. It also includes the customer- and Company-sponsored applied research center which benefits government programs and commercial businesses. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications.
Business segment results include net sales and operating income by segment but excludes corporate office expenses. Corporate expense primarily includes various administrative expenses relating to the corporate office not allocated to our segments.

Information on the Company’s business segments was as follows (in millions):

Net sales (a):	2023	2022	2021
Digital Imaging	$3,144.1	$3,110.9	$2,412.9
Instrumentation	1,326.2	1,254.0	1,166.9
Aerospace and Defense Electronics	726.5	682.4	628.7
Engineered Systems	438.7	411.3	405.8
Total net sales	$5,635.5	$5,458.6	$4,614.3

Operating income (loss):	2023	2022	2021
Digital Imaging	$517.4	$519.3	$325.6
Instrumentation	338.3	295.3	253.7
Aerospace and Defense Electronics	199.6	184.1	133.2
Engineered Systems	44.7	39.2	48.6
Corporate expense	(65.6)	(65.9)	(136.8)
Total operating income (loss)	$1,034.4	$972.0	$624.3
(a) Net sales excludes inter-segment sales of $29.4 million, $25.3 million and $20.2 million for fiscal years 2023, 2022 and 2021, respectively.

Depreciation and amortization (in millions):	2023	2022	2021
Digital Imaging (a)	$268.9	$279.0	$309.2
Instrumentation	27.7	32.6	38.1
Aerospace and Defense Electronics	11.5	12.4	13.2
Engineered Systems	4.4	4.4	7.2
Corporate	3.9	3.8	4.1
Total depreciation and amortization	$316.4	$332.2	$371.8
(a) The fiscal year 2023 and 2022 amounts included $164.0 million and $167.6 million of acquired asset intangible amortization related to FLIR. The fiscal year 2021 amount included $106.4 million of acquired inventory step-up expense and $110.3 million of acquired asset intangible amortization related to FLIR.

Capital expenditures (in millions):	2023	2022	2021
Digital Imaging	$78.2	$63.9	$64.2
Instrumentation	14.0	9.3	13.3
Aerospace and Defense Electronics	10.9	8.0	8.4
Engineered Systems	3.4	5.3	12.9
Corporate	8.4	6.1	2.8
Total capital expenditures	$114.9	$92.6	$101.6
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.

Identifiable assets (in millions):	2023	2022	2021
Digital Imaging	$11,382.2	$11,432.3	$11,756.8
Instrumentation	1,692.3	1,626.4	1,640.3
Aerospace and Defense Electronics	569.1	540.1	536.3
Engineered Systems	184.8	200.3	179.2
Corporate	699.5	554.9	317.7
Total identifiable assets	$14,527.9	$14,354.0	$14,430.3

Net sales by geographic region (in millions):	2023	2022	2021
United States	$2,895.4	$2,872.6	$2,466.4
Europe	1,332.7	1,157.3	958.5
Asia	946.8	971.5	807.9
All other regions	460.6	457.2	381.5
Total net sales	$5,635.5	$5,458.6	$4,614.3

Long-lived assets (in millions):	2023	2022	2021
United States	$7,798.0	$7,873.1	$9,446.3
Canada	1,174.0	1,169.7	763.5
United Kingdom	852.8	825.8	622.4
France	434.0	427.4	463.7
All other countries	1,275.2	1,225.4	679.3
Total long-lived assets	$11,534.0	$11,521.4	$11,975.2
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
The tables below provide a summary of the net sales by product line for the Instrumentation segment (in millions):

Instrumentation:	2023	2022	2021
Marine Instrumentation	$529.7	$460.7	$424.1
Environmental Instrumentation	458.1	465.0	446.3
Test and Measurement Instrumentation	338.4	328.3	296.5
Total	$1,326.2	$1,254.0	$1,166.9
Severance and Facility Consolidation Costs
As part of a continuing effort to reduce costs and improve operating performance, the Company may take and has taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing its exposure to weaker end markets. For 2023, 2022 and 2021, the Company recorded $12.0 million of costs, $0.5 million of benefits and $26.4 million of costs, respectively, related to these actions, with the majority of the costs included within selling, general and administrative expense and within the Digital Imaging segment. At December 31, 2023, $2.9 million remains to be paid related to actions taken in 2023. In 2022, the Company, recorded a net benefit of $0.5 million, which related to $3.5 million of costs related to headcount or facility consolidation costs, partially offset by $4.0 million of income related to the favorable resolution of a facility consolidation charge within the Digital Imaging segment.
Note 5. Revenue Recognition and Contract Balances
The Company disaggregates its revenue from contracts with customers by customer type and geographic region for each of our segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in each of our segments is primarily derived from fixed-price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed-price contracts in a given reporting period, with the balance of net sales related to cost-reimbursable type contracts. For 2023, 2022 and 2021, approximately 49%, 49%, and 47% of net sales in the Engineered Systems segment was derived from fixed-price contracts.

	Fiscal Year Ended December 31, 2023			Fiscal Year Ended December 31, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$570.7	$2,573.4	$3,144.1	$1,406.9	$808.7	$622.9	$305.6	$3,144.1
Instrumentation	95.9	1,230.3	1,326.2	566.2	386.8	253.0	120.2	1,326.2
Aerospace and Defense Electronics	330.3	396.2	726.5	492.0	137.2	67.1	30.2	726.5
Engineered Systems	384.8	53.9	438.7	430.3	—	3.8	4.6	438.7
Total	$1,381.7	$4,253.8	$5,635.5	$2,895.4	$1,332.7	$946.8	$460.6	$5,635.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended January 1, 2023			Fiscal Year Ended January 1, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$619.1	$2,491.8	$3,110.9	$1,416.6	$749.7	$637.8	$306.8	$3,110.9
Instrumentation	108.1	1,145.9	1,254.0	554.5	311.5	267.1	120.9	1,254.0
Aerospace and Defense Electronics	266.3	416.1	682.4	494.6	96.1	65.3	26.4	682.4
Engineered Systems	366.4	44.9	411.3	406.9	—	1.3	3.1	411.3
Total	$1,359.9	$4,098.7	$5,458.6	$2,872.6	$1,157.3	$971.5	$457.2	$5,458.6
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended January 2, 2022			Fiscal Year Ended January 2, 2022
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$515.9	$1,897.0	$2,412.9	$1,082.6	$567.8	$510.3	$252.2	$2,412.9
Instrumentation	91.6	1,075.3	1,166.9	512.6	298.5	247.5	108.3	1,166.9
Aerospace and Defense Electronics	227.2	401.5	628.7	469.0	92.1	48.6	19.0	628.7
Engineered Systems	358.4	47.4	405.8	402.2	0.1	1.5	2.0	405.8
Total	$1,193.1	$3,421.2	$4,614.3	$2,466.4	$958.5	$807.9	$381.5	$4,614.3
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,141.7 million. The Company expects approximately 77% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 23% recognized thereafter.
The unbilled receivable balance increased from the beginning of the year by $27.7 million, or 10.1% , primarily due to recognizing revenue ahead of achieving billing milestones on certain contracts within the Engineered Systems segment. Contract liabilities increased from the beginning of the year by $58.8 million or 28.3%, primarily due to an increase in customer advances in the Aerospace and Defense Electronics segment and the Instrumentation segment. The Company recognized revenue of $138.9 million during the year ended December 31, 2023 from contract liabilities that existed at the beginning of year.
Note 6. Goodwill and Intangible Assets

Goodwill (in millions):	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 3, 2022	$6,867.5	$935.9	$165.7	$17.6	$7,986.7
Current year acquisitions	78.5	—	—	—	78.5
Foreign currency changes and other	(165.6)	(22.7)	(3.9)	—	(192.2)
Balance at January 1, 2023	6,780.4	913.2	161.8	17.6	7,873.0
Current year acquisitions	55.5	21.1	—	—	76.6
Foreign currency changes and other	41.1	10.5	1.6	—	53.2
Balance at December 31, 2023	$6,877.0	$944.8	$163.4	$17.6	$8,002.8
In the fourth quarter of 2023, the Company performed a quantitative test for all reporting units. The results of our annual impairment tests of goodwill indicated that no impairment existed in 2023, 2022 or 2021.

	2023			2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired intangible assets (in millions):
Proprietary technology	$1,696.6	$663.0	$1,033.6	$1,667.7	$497.4	$1,170.3
Customer list/relationships	609.5	219.4	390.1	596.1	177.0	419.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Definite-lived trademarks	10.2	5.8	4.4	7.1	4.4	2.7
Backlog	16.4	16.4	—	16.1	15.8	0.3
Acquired intangible assets subject to amortization	2,334.2	906.1	1,428.1	2,288.5	696.1	1,592.4
Acquired intangible assets not subject to amortization:
Indefinite-lived trademarks	850.0	—	850.0	848.2	—	848.2
Total acquired intangible assets	$3,184.2	$906.1	$2,278.1	$3,136.7	$696.1	$2,440.6
Amortizable acquired intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Consistent with Teledyne’s growth strategy, the Company seeks to acquire companies in markets characterized by high barriers to entry and that include specialized products not likely to be commoditized.  Given our markets and highly engineered nature of our products, the rates of new technology development and customer acquisition and/or attrition are often not volatile.  As such, Teledyne believes the value of acquired intangible assets decline in a linear, as opposed to an accelerated fashion, and the Company believes amortization on a straight-line basis is appropriate. Recorded impairment charges to intangible assets were not material in 2023, 2022 or 2021. The expected future amortization expense for the next five years is as follows (in millions): 2024 - $198.9; 2025 - $193.3; 2026 - $190.6; 2027 - $183.8; 2028 - $181.5.
The estimated remaining useful lives by asset category as of December 31, 2023, are as follows:

Acquired intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	6.6
Customer list/relationships	9.8
Trademarks	3.0
Total acquired intangibles subject to amortization	7.2

Note 7. Supplemental Balance Sheet Information

Accounts Receivable and Unbilled Receivables (in millions):	Balance at year-end
	2023	2022
Commercial and other billed receivables	$760.9	$763.1
U.S. Government and prime contractors billed receivables	150.3	132.3
	911.2	895.4
Allowance for doubtful accounts	(11.5)	(11.7)
Account receivable, net	$899.7	$883.7

Commercial and other unbilled receivables, net	$156.7	$148.3
U.S. Government and prime contractors unbilled receivables, net	145.7	126.4
Unbilled receivables, net	$302.4	$274.7

Inventories (in millions):	Balance at year-end
	2023	2022
Raw materials and supplies	$560.6	$563.7
Work in process	184.8	156.8
Finished goods	172.3	170.2
Total inventories, net	$917.7	$890.7

Property, plant and equipment (in millions):	Balance at year-end
	2023	2022
Land	$107.4	$103.6
Buildings	450.9	436.4
Equipment and software and other	1,165.8	1,077.6
	1,724.1	1,617.6
Accumulated depreciation and amortization	(947.1)	(847.8)
Total property, plant and equipment, net	$777.0	$769.8

Accrued liabilities (in millions):	Balance at year-end
	2023	2022
Contract liabilities	$241.1	$187.6
Compensation, benefit and other employee related accruals	204.6	205.1
Warranty reserve	40.5	43.3
Operating lease liabilities	30.1	29.4
Derivative liabilities	27.4	27.8
Other	237.6	224.4
Total accrued liabilities	$781.3	$717.6

Other long-term liabilities (in millions):	Balance at year-end
	2023	2022
Operating lease liabilities	$123.4	$125.9
Unrecognized tax benefits, including accrued interest and penalties	104.5	176.3
Deferred compensation liabilities	102.2	92.2
Pension and postretirement related liabilities	57.8	50.2
Contract liabilities	25.5	20.2
Derivative liabilities	—	19.4
Warranty reserve	8.6	7.0
Other	53.8	56.0
Total other long-term liabilities	$475.8	$547.2
A rollforward of the warranty reserve, including both short and long-term reserve balances, for the years 2023, 2022 or 2021 was as follows:

Warranty Reserve (in millions):	2023	2022	2021
Balance at beginning of year	$50.3	$49.5	$22.4
Product warranty expense	13.5	12.6	11.9
Deductions	(14.9)	(14.3)	(10.1)
Assumed in business acquisitions	0.2	2.5	25.3
Balance at end of year	$49.1	$50.3	$49.5

Note 8. Long-Term Debt

Long-Term Debt (dollars in millions):	December 31, 2023	January 1, 2023
$1.15 billion credit facility, due March 2026, weighted average variable rate of 5.46% at January 1, 2023	$—	$125.0
0.65% Fixed Rate Senior Notes due and paid April 2023	—	300.0
0.95% Fixed Rate Senior Notes due April 2024, callable after April 2022	450.0	450.0
Term loan due October 2024, variable rate of 6.71% at December 31, 2023 and 5.63% at January 1, 2023, swapped to a Euro fixed rate of 0.612%	150.0	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
Term loan due May 2026, variable rate of 5.61% at January 1, 2023	—	245.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,040.0
Other debt	1.0	2.1
Debt issuance costs	(21.1)	(26.5)
Total long-term debt	3,244.9	3,920.6
Current portion of long-term debt and other debt	(600.1)	(300.1)
Total long-term debt, net of current portion	$2,644.8	$3,620.5
As of December 31, 2023, no borrowings were outstanding under our $1.15 billion credit facility. Excluding interest and fees, no payments are due under the $1.15 billion unsecured credit facility (“credit facility”) until it matures in March 2026. Borrowings under our credit facility and term loan are at variable rates which are, at our option, tied to a base rate, Eurocurrency rate or equivalent as defined in our credit agreements. Available borrowing capacity under the credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $1,129.1 million at December 31, 2023. The credit agreement and term loans require the Company to comply with various financial and operating covenants and at December 31, 2023, the Company was in compliance with these covenants. At December 31, 2023, Teledyne had $41.9 million in outstanding letters of credit.
During 2023, the Company repaid $125.0 million of amounts outstanding on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on its term loan due May 2026. The Company also repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt.
During 2022, the Company repaid $185.0 million of debt. The Company made $110.0 million of floating rate debt payments on its term loan due May 2026. The Company also repurchased and retired $75.0 million of its Fixed Rate Senior Notes due August 2030 and April 2031, recording a $10.6 million non-cash gain on the extinguishment of this debt.
Maturities of long-term debt as of December 31, 2023 (in millions):

Fiscal year
2024	$600.1
2025	0.2
2026	450.2
2027	0.2
2028	700.1
Thereafter	1,515.2
Total principal payments	3,266.0
Debt issuance costs	(21.1)
Total debt	$3,244.9
The Company has no sinking fund requirements.
Total net interest expense, including credit facility fees and other bank charges, was $77.3 million in 2023, $89.3 million in 2022 and $104.8 million in 2021. Cash payments for interest and credit facility fees and other bank charges totaled $87.9 million, $79.3 million and $117.2 million for 2023, 2022 and 2021, respectively. The 2021 amount included $30.5 million paid for bond financing and debt extinguishment costs.

Note 9. Income Taxes
Income (loss) before income taxes included the following (in millions):

	2023	2022	2021
Domestic operations	$532.4	$490.3	$108.0
Foreign operations	426.5	417.8	425.8
Total income (loss) before income taxes	$958.9	$908.1	$533.8
The provision for income taxes included the following (in millions):

	2023	2022	2021
Current provision (benefit)
Federal	$91.2	$47.2	$43.0
State	21.4	14.8	10.8
Foreign	57.1	47.8	57.5
Total current provision (benefit)	169.7	109.8	111.3
Deferred provision (benefit)
Federal	(78.8)	(39.0)	(39.7)
State	(4.6)	0.3	(0.1)
Foreign	(14.0)	48.1	17.0
Total deferred provision (benefit)	(97.4)	9.4	(22.8)
Provision (benefit) for income taxes	$72.3	$119.2	$88.5
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	1.8	1.7	1.8
Research and development tax credits	(2.4)	(1.8)	(3.4)
Investment tax credits	(0.5)	(0.5)	(1.1)
Foreign rate differential	1.8	1.5	1.4
Net accruals (reversals) for unrecognized tax benefits	(10.8)	(7.9)	(2.4)
Stock-based compensation	(2.1)	(1.1)	(2.5)
U.S. export sales	(2.2)	(2.0)	(1.3)
Acquisition-related costs	—	—	1.7
Other	0.9	2.2	1.4
Effective income tax rate	7.5%	13.1%	16.6%
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

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2023	2022
Long-term:
Accrued liabilities	$29.5	$32.0
Inventory valuation	29.1	30.3
Accrued vacation	8.1	8.3
Deferred compensation and other benefit plans	13.8	12.7
Postretirement benefits other than pensions	0.7	1.0
Operating lease liabilities	27.9	29.9
Capitalization of research and development	141.1	70.8
Tax credit and net operating loss carryforward	39.3	44.6
Other	34.8	32.6
Valuation allowance	(18.2)	(16.1)
Total deferred income tax assets	306.1	246.1
Deferred income tax liabilities:
Long-term:
Intangible amortization	638.7	646.9
Property, plant and equipment differences	29.0	31.9
Operating lease right-of-use assets	25.3	26.7
Unremitted earnings of foreign subsidiaries	3.6	3.1
Other	12.4	12.9
Total deferred income tax liabilities	709.0	721.5
Net deferred income tax liabilities	$402.9	$475.4
The Company is not permanently reinvested with respect to unremitted earnings of most of its foreign subsidiaries. The Company is subject to U.S. income tax on substantially all of these foreign earnings, while any remaining foreign earnings are eligible for potential U.S. tax deductions. As of December 31, 2023, the incremental tax cost to repatriate these earnings was not material.
The Company continues to make an indefinite reinvestment assertion on the unrepatriated prior year earnings of its material subsidiaries in Canada. Those unremitted earnings were used to finance Canadian operations and investments. The Company estimates that future cash generation will be sufficient to meet future domestic cash requirements. Determination of the unrecognized deferred tax liability for historical unremitted Canadian earnings is not practicable due to the uncertainty and overall complexity of the potential calculations
In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets increased by $2.1 million in 2023.
At December 31, 2023, the Company had approximately $32.3 million of net operating loss carryforward primarily from the Company’s foreign entities including the United Kingdom, Denmark and France, of which $28.0 million have no expiration dates and $4.3 million have expiration dates ranging from 2024 to 2040. The Company had Canadian capital loss carryforward in the amount of $3.6 million which has no expiration date. Also, the Company had aggregate Canadian federal and provincial investment tax credits of $11.9 million, which have expiration dates ranging from 2030 to 2042. The Company had Spanish federal research and development credit carryforward in the amount of $0.3 million, which have expiration dates ranging from 2025 to 2028. In addition, the Company had domestic federal and state net operating loss carryforward of $19.2 million and $175.8 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries. Of the $19.2 million federal net operation loss carryforward, $15.3 million have no expiration dates and $3.9 million have expiration dates ranging from 2024 to 2037. The state net operating loss carryforward amounts have expiration dates ranging from 2024 to 2042. Finally, the Company had state tax credits of $15.4 million, of which $10.1 million have no expiration date and $5.3 million have expiration dates ranging from 2025 to 2047.

Unrecognized tax benefits (in millions):	2023	2022	2021
Beginning of year (a)	$162.8	$402.0	$32.3
Increase due to business combinations	18.6	—	413.8
Increase for tax positions taken during the current period	3.4	2.7	6.3
Increase in prior year tax positions	3.0	0.2	2.5
Reduction related to settlements with taxing authorities	—	(223.3)	(1.6)
Reduction related to lapse of the statute of limitations	(96.3)	(26.4)	(20.7)
Impact of exchange rate changes	5.0	7.6	(30.6)
End of year (a)	$96.5	$162.8	$402.0
(a) Beginning and end of year balances include amounts offset by deferred tax and amounts offset by potential refunds in other taxing jurisdictions.
In the next 12 months, the Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $21.5 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues.
Teledyne recognized net tax benefits and expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of income of $10.3 million of benefits, $12.2 million of benefits and $2.4 million of expense, for 2023, 2022 and 2021, respectively. Interest and penalties in the amount of $36.9 million, $45.6 million and $160.8 million were recognized in the 2023, 2022 and 2021 balance sheets, respectively. In 2021, interest and penalties of $157.0 million were accrued as a result of the acquisition of FLIR. Substantially all of the unrecognized tax benefits as of December 31, 2023, if recognized, would affect our effective tax rate.
Teledyne files income tax returns in the United States federal and state jurisdictions and in various foreign jurisdictions. The Company has substantially concluded income tax matters in the U.S. through 2016, in Canada through 2012, in Sweden through 2018, in Norway through 2018, in Belgium through 2019, in France through 2019 and in the United Kingdom through 2015.
Cash payments for federal, state and foreign income taxes were $313.0 million for 2023, which are net of $14.7 million in tax refunds. Cash payments for federal, state and foreign income taxes were $212.4 million for 2022, which are net of $20.1 million in tax refunds. Cash payments for federal, state and foreign income taxes were $83.6 million for 2021, which are net of $22.4 million in tax refunds.
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
The domestic qualified pension plans allow participants to elect a lump-sum payment at retirement. In 2023, 2022 and 2021, the Company made lump sum payments of $17.3 million, $24.8 million and $24.5 million, respectively, from the domestic qualified pension plans assets to certain participants in the plan. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining our pension and postretirement obligations.
Net periodic benefit expense (income) allocation

	Domestic			Foreign
	2023	2022	2021	2023	2022	2021
Service cost - benefits earned during the period (in millions)	$5.2	$7.6	$9.3	$0.9	$1.0	$1.3

	Domestic			Foreign
Pension non-service (income) expense (in millions):	2023	2022	2021	2023	2022	2021
Interest cost on benefit obligation	$31.7	$22.8	$21.6	$1.9	$0.8	$0.7
Expected return on plan assets	(52.6)	(54.9)	(55.8)	(1.6)	(1.1)	(1.0)
Amortization of prior service cost	(1.8)	(1.8)	(3.6)	0.1	—	0.1
Amortization of actuarial loss	9.9	22.7	26.3	0.2	—	0.4
Settlements/Curtailment	—	—	—	—	(0.1)	—
Pension non-service (income) expense	$(12.8)	$(11.2)	$(11.5)	$0.6	$(0.4)	$0.2
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
The following assumptions were used to measure the net benefit income or expense within each respective year for the domestic qualified plans and the foreign plans:

Pension Plan Assumptions:	Discount rates	Increase in future compensation levels	Expected long-term rate of return

Domestic plans - 2023	5.71% - 5.72%	2.75%	6.58% - 7.80%
Domestic plans - 2022	2.91% - 3.08%	2.75%	6.58% - 7.80%
Domestic plans - 2021	2.55% - 2.78%	2.75%	6.71% - 7.80%

Foreign plans - 2023	2.20% - 4.80%	1.50% - 3.00%	1.25% - 5.10%
Foreign plans - 2022	0.20% - 1.80%	1.00% - 2.50%	1.00% - 2.70%
Foreign plans - 2021	0.10% - 1.20%	1.00% - 2.50%	0.80% - 2.50%
For its domestic and foreign pension plans the Company is projecting a weighted-average long-term rate of return on plan assets of 6.86% and 5.02% in 2024, respectively.

	Domestic		Foreign
	2023	2022	2023	2022
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$583.0	$799.3	$45.2	$60.2
Service cost - benefits earned during the year	5.2	7.6	0.9	1.0
Interest cost on projected benefit obligation	31.7	22.8	1.9	0.8
Actuarial (gain) loss	23.6	(179.1)	3.1	(12.0)
Benefits paid	(59.8)	(67.6)	(2.1)	(1.6)
Other - including foreign currency, settlements/curtailments	0.4	—	2.5	(3.2)
Benefit obligation - end of year	$584.1	$583.0	$51.5	$45.2

Accumulated benefit obligation - end of year	$581.7	$580.5	$47.9	$42.2

The key assumptions used to measure the benefit obligation at each respective year-end were:

Key assumptions:	Domestic Plans			Foreign Plans
	2023	2022	2021	2023	2022	2021
Discount rate	5.40% - 5.45%	5.71% - 5.72%	2.91% - 3.08%	1.30% - 4.50%	2.20% - 4.80%	0.20% - 1.80%
Salary growth rate	2.75%	2.75%	2.75%	1.50% - 3.00%	1.50% - 3.00%	1.00% -2.50%
Plan assets

	Domestic		Foreign
	2023	2022	2023	2022
Changes in plan assets (in millions):
Fair value of net plan assets - beginning of year	$719.7	$864.3	$35.0	$52.9
Actual return on plan assets	78.0	(79.2)	2.3	(12.6)
Employer contribution - other benefit plan	2.5	2.2	1.5	1.5
Foreign currency changes	—	—	2.0	(4.6)
Benefits paid	(59.8)	(67.6)	(2.2)	(1.7)
Other	—	—	—	(0.5)
Fair value of net plan assets - end of year	$740.4	$719.7	$38.6	$35.0

The following tables sets forth the funded status and amounts recognized in the consolidated balance sheets at year-end 2023 and 2022 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

		Domestic		Foreign
		2023	2022	2023	2022
Funded (unfunded) status		$156.3	$136.7	$(12.9)	$(10.2)

Amounts recognized in the consolidated balance sheets as a debit (credit):
Balance sheet item	Balance sheet location
Prepaid pension assets	Other assets, net - noncurrent	$203.3	$178.4	$—	$—
Accrued pension obligations short-term	Accrued liabilities	(2.9)	(3.9)	(0.6)	(0.5)
Accrued pension obligations long-term	Other long-term liabilities	(44.1)	(37.8)	(12.3)	(9.7)
Net amount recognized		$156.3	$136.7	$(12.9)	$(10.2)

Amounts recognized in AOCI:
Net prior service cost (credit)		$1.0	$(1.2)	$0.4	$0.5
Net loss		318.4	330.2	8.2	5.6
Net amount recognized, before tax effect		$319.4	$329.0	$8.6	$6.1
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2023	2022
Projected benefit obligation	$98.4	$84.4
Accumulated benefit obligation	$94.8	$81.6
Fair value of plan assets	$38.6	$32.7
 At year-end 2023 and 2022 the Company had an accumulated non-cash reduction to stockholders’ equity of $249.6 million and $255.5 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $77.0 million at year end 2023 and $77.6 million at year end 2022.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2024	$53.0	$2.4
2025	$53.2	$2.4
2026	$55.3	$2.7
2027	$54.7	$2.6
2028	$56.4	$3.1
2029 - 2033	$243.0	$14.2
Investments
 The Company has an active management policy for the pension assets in the qualified domestic pension plans. As of December 31, 2023, the long-term asset allocation target for the domestic plans consists of approximately 35% in equity instruments, approximately 54% in fixed income instruments and approximately 11% in alternatives.
The pension plans’ investments are stated at fair value. Plan investments that are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. Plan investments that are considered a level 2 fair value hierarchy and are valued based on observable market data. Plan investments that would be considered a level 3 fair value hierarchy are valued based on management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
Certain investments measured at fair value using net asset values as a practical expedient are not required to be categorized in the fair value hierarchy table listed below. As such, the total fair value of these net asset values based investments has been included in the table below to permit reconciliation to the plan asset amounts previously disclosed.

The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of December 31, 2023, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$20.1	$—	$20.1
Equity securities	3.5	209.0	—	212.5
U.S. Government securities and futures	231.4	11.4	—	242.8
Corporate bonds	—	22.5	—	22.5
Insurance contracts related to foreign plans	—	13.1	—	13.1
Fair value of net plan assets at the end of the year	$234.9	$276.1	$—	$511.0

Investments measured at net asset value:
Alternatives				$189.3
Mutual funds (c)				4.8
Mortgage-backed securities				60.3
High yield bonds				13.6
Fair value of net plan assets at the end of the year				$268.0
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
Defined Benefit Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees. Total cost for these plans was less than

$1.0 million for each fiscal year 2023, 2022 and 2021.
Deferred Contribution Plans
The Company’s contributions associated with its 401(k) plans were $31.4 million, $29.7 million and $15.2 million, for 2023, 2022 and 2021, respectively.
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
As of December 31, 2023 and January 1, 2023, $102.2 million and $92.2 million, respectively, is included in other long-term liabilities related to deferred compensation liabilities on the consolidated balance sheets. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $101.3 million and $94.7 million, as of December 31, 2023 and January 1, 2023, respectively, and is primarily included in other non-current assets on the consolidated balance sheets.
Note 11. Stockholders’ Equity

Common stock and treasury stock activity:	Common Stock	Treasury Stock
Balance, January 2, 2022	47,194,766	502,470
Issued	—	(220,339)
Balance, January 1, 2023	47,194,766	282,131
Issued	137,079	(282,131)
Balance, December 31, 2023	47,331,845	—
Shares issued from treasury stock include stock options exercised as well as shares issued under certain other compensation plans.
Stock Options
The Company recorded $12.4 million, $17.9 million, and $20.0 million for stock option expense for 2023, 2022 and 2021, respectively. The Company issues shares of common stock upon the exercise of stock options.
During 2023 and 2022, the amount of cash received from the exercise of stock options was $45.4 million and $23.6 million, respectively. The total pretax intrinsic value of options exercised during 2023 and 2022 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $111.0 million and $53.7 million, respectively. At December 31, 2023, the intrinsic value of stock options outstanding was $262.9 million and the intrinsic value of stock options exercisable was $255.1 million.
At December 31, 2023, there was $13.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years. This amount can be impacted by employee retirements or terminations. On January 23, 2024, the Company granted approximately 67,000 stock options at an exercise price of $441.98 per share and a weighted-average fair value of $171.05 per share.

Stock option valuation assumptions:	2022	2021
Expected dividend yield	n/a	n/a
Expected volatility	26.5%	27.8%
Risk-free interest rate	3.33%	0.09% to 1.58%
Expected life in years	6.4	5.2
The Company did not grant stock options in 2023. Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2022 and 2021 was $124.44 and $134.88, respectively.

Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2023		2022		2021
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,726,731	$223.43	1,793,857	$206.08	1,819,147	$170.10
Granted	—	$—	135,751	$360.39	211,973	$440.48
Exercised	(372,739)	$121.73	(179,828)	$131.44	(213,384)	$118.55
Canceled or expired	(16,020)	$389.85	(23,049)	$397.36	(23,879)	$328.15
Ending balance	1,337,972	$249.76	1,726,731	$223.43	1,793,857	$206.08
Options exercisable at end of period	1,190,838	$232.10	1,395,949	$182.53	1,328,191	$148.73
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 31, 2023, under the stock option plans.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$40.70-$99.99	164,086	$83.89	1.4	164,086	$83.89
$100.00-$199.99	419,498	$156.20	3.6	419,498	$156.20
$200.00-$299.99	251,966	$217.65	5.1	251,966	$217.65
$300.00-$399.99	319,635	$373.76	7.3	231,537	$378.78
$400.00-$445.21	182,787	$440.85	7.7	123,751	$440.86
	1,337,972	$249.76	5.1	1,190,838	$232.10
Restricted Stock
The following table shows restricted stock award activity:

	Employee Time-Based Restricted Stock Units		Employee Performance-Based Restricted Stock Awards		Non-Employee Directors Restricted Stock Units
Restricted Stock:	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share
Balance, January 3, 2021	—	—	43,405	$228.80	$9,766	$224.94
Granted	62,974	$409.41	10,227	$334.92	2,592	$450.27
Vested	(8,720)	$409.41	(15,423)	$176.64	(5,300)	$227.9
Forfeited/Canceled	(4,903)	$409.41	(380)	$176.64	—	$—
Balance, January 2, 2022	49,351	$409.41	37,829	$279.27	7,058	$308.54
Granted	89,472	$360.39	19,492	$427.51	3,904	$451.13
Vested	(15,698)	$409.41	(17,522)	$200.00	(1,440)	$450.27
Forfeited/Canceled	(5,653)	$399.20	(398)	$388.15	—	$—
Balance, January 1, 2023	117,472	$372.51	39,401	$386.76	9,522	$345.57
Granted	2,316	$418.20	14,139	$361.08	4,190	$404.92
Vested	(39,705)	$376.99	(9,106)	$360.33	(1,880)	$451.16
Forfeited/Canceled	(10,644)	$369.60	(2,616)	$346.08	—	$—
Balance, December 31, 2023	69,439	$371.90	41,818	$357.43	11,832	$349.81
Employee Time-based Restricted Stock Units
The Company recorded $14.2 million, $7.8 million and $7.8 million in compensation expense related to restricted stock units to employees for fiscal years 2023, 2022 and 2021 respectively, which is primarily recorded in the Digital Imaging segment. At December 31, 2023, there was $19.2 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.8 years. This amount can be impacted by employee retirements or terminations. On January 23, 2024, the Company granted approximately 70,000 time-based restricted stock units with a weighted-average fair value of $441.98 per share.

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
The estimated expense for restricted stock awards with both time-based and performance-based components to employees is based on a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, which has been the S&P 500 Index for awards granted since 2021. The Company recorded $5.2 million, $5.1 million and $3.5 million in compensation expense related to restricted stock awards to employees for fiscal years 2023, 2022 and 2021, respectively. At December 31, 2023, there was $5.8 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.5 years.
Non-Employee Directors Restricted Stock
Non-employee directors each received restricted stock units valued at $170,000 in 2023, $170,000 in 2022 and $130,000 in 2021 or valued at half the amount for a person who becomes a director for the first time after the date of the Annual Meeting. The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee director’s restricted stock units was $1.7 million for 2023, $1.7 million for 2022 and $1.2 million for 2021, with an immaterial amount of unrecognized compensation cost that will be recognized over the first half of 2024.
Note 12. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share (amounts in millions, except per share data):

Earnings Per Common Share:	2023	2022	2021
Net income attributable to Teledyne	$885.7	$788.6	$445.3
Basic earnings per common share:
Weighted average common shares outstanding	47.1	46.8	43.2

Basic earnings per common share	$18.80	$16.85	$10.31

Diluted earnings per share:
Weighted average common shares outstanding	47.1	46.8	43.2
Effect of diluted securities (primarily stock options)	0.8	0.9	1.1
Weighted average diluted common shares outstanding	47.9	47.7	44.3

Diluted earnings per common share	$18.49	$16.53	$10.05
In 2023, 2022 and 2021, the Company excluded 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

Note 13. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the fiscal years ended December 31, 2023, and January 1, 2023:

(in millions)	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of January 2, 2022	$(129.0)	$(3.4)	$(297.6)	$(430.0)
Other comprehensive income (loss) before reclassifications	(343.3)	16.4	—	(326.9)
Amounts reclassified from AOCI	—	(11.7)	42.1	30.4
Net other comprehensive income (loss)	(343.3)	4.7	42.1	(296.5)
Balance as of January 1, 2023	(472.3)	1.3	(255.5)	(726.5)
Other comprehensive income (loss) before reclassifications	79.6	14.8	—	94.4
Amounts reclassified from AOCI	—	(7.9)	5.9	(2.0)
Net other comprehensive income (loss)	79.6	6.9	5.9	92.4
Balance as of December 31, 2023	$(392.7)	$8.2	$(249.6)	$(634.1)
The reclassification out of AOCI for the fiscal years ended December 31, 2023, and January 1, 2023, are as follows:

	2023	2022
(in millions)	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Gain (loss) on cash flow hedges:
Gain (loss) recognized in income on derivatives	$(10.6)	$(15.7)	See Note 14
Income tax impact	2.7	4.0	Provision for income taxes
Total	$(7.9)	$(11.7)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.7)	$(1.8)	See Note 10
Amortization of net actuarial loss	10.1	22.7	See Note 10
Pension adjustments	(1.0)	45.2	See Note 10
Total before tax	7.4	66.1
Income tax impact	(1.5)	(24.0)
Net of tax	$5.9	$42.1
Note 14. Derivative Instruments
As of December 31, 2023, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $164.2 million. These foreign currency forward contracts have maturities ranging from March 2024 to February 2026. As of December 31, 2023, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $16.8 million. These foreign currency forward contracts have maturities ranging from March 2024 to February 2025.
The cross currency swap has notional amounts of €156.0 million and $150.0 million and mature in October 2024.
In addition, the Company utilizes foreign currency forward contracts which are not designated as hedging instruments for accounting purposes to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 31, 2023, Teledyne had foreign currency contracts of this type primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$11.1	Euros		€7.5
Canadian Dollars		$271.5	U.S. Dollars	US$	200.7
Danish Krone	Kr.	115.6	U.S. Dollars	US$	17.0
Euros		€55.5	U.S. Dollars	US$	59.6
Great Britain Pounds		£20.6	Euros		€23.8
Great Britain Pounds		£34.8	U.S. Dollars	US$	43.8
Norwegian Krone	kr	138.1	U.S. Dollars	US$	13.1
Swedish Krona	kr	205.0	Euros		€16.8

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
The effect of derivative instruments designated as cash flow hedges for 2023 and 2022 was as follows (in millions):

	2023	2022
Net gain (loss) recognized in AOCI - foreign exchange contracts (a)	$19.3	$17.6
Net gain (loss) recognized in AOCI - interest rate contracts	$—	$1.7
Net gain (loss) reclassified from AOCI into revenue/cost of sales - foreign exchange contracts	$(6.2)	$4.8
Net gain (loss) reclassified from AOCI into interest expense - foreign exchange contracts	$7.6	$5.2
Net gain (loss) reclassified from AOCI into interest expense -interest rate contracts	$0.6	$0.4
Net gain (loss) reclassified from AOCI into other income and expense, net - foreign exchange contracts (b)	$8.0	$15.5
(a)Effective portion
(b)Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred gains recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $3.4 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps expected to be reclassified to AOCI into income in the next 12 months total $5.0 million.
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2023 and 2022 was an expense of $13.7 million and expense of $32.0 million, respectively.
Note 15. Fair Value Measurements
Cash equivalents were $265.1 million and $167.1 million at December 31, 2023 and January 1, 2023, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. As of December 31, 2023 and January 1, 2023, the aggregate fair values of our borrowings were $2,965.3 million and $3,492.7 million, respectively, and the carrying values were $3,266.0 million and $3,947.1 million, respectively.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset (Liability) Derivative Positions	Balance sheet location	December 31, 2023	January 1, 2023
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$3.7	$0.4
Cash flow forward contracts	Other non-current assets	2.4	$—
Cash flow forward contracts	Accrued liabilities	—	(6.8)
Interest rate contracts	Other current assets	—	0.7
Cash flow cross currency swaps	Other current assets	0.1	2.7
Cash flow cross currency swaps	Accrued liabilities	(21.3)	(14.0)
Cash flow cross currency swaps	Other long-term liabilities	—	(18.3)
Total derivatives designated as hedging instruments		(15.1)	(35.3)
Derivatives not designated as hedging instruments:
Non-designated foreign currency forward contracts	Other current assets	14.2	3.5
Non-designated foreign currency forward contracts	Accrued liabilities	(3.2)	(7.0)
Total derivatives not designated as hedging instruments		11.0	(3.5)
Total asset (liability) derivatives		$(4.1)	$(38.8)
The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.
Note 16. Leases
Operating Leases
Teledyne has more than 150 long-term operating lease agreements for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for non-lease components such as utilities, taxes, insurance and maintenance expense. The Company accounts for lease and non-lease components as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 31, 2023, Teledyne has right-of-use assets of $141.7 million included in noncurrent other assets, net on the consolidated balance sheets.
At December 31, 2023, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Operating lease commitments:
2024	$36.4
2025	33.2
2026	27.3
2027	22.3
2028	15.9
Thereafter	39.4
Total minimum lease payments	174.5
Less:
Imputed interest	(21.0)
Current portion (included in current accrued liabilities)	(30.1)
Present value of minimum lease payments, net of current portion (included in other long-term liabilities)	$123.4
The weighted average remaining lease term for operating leases is approximately 6.4 years and the weighted average discount rate is approximately 4.72%. Rental expense under operating leases, including leases with a term of 12 months or less, net of immaterial sublease income, was $43.9 million in 2023, $45.1 million in 2022 and $40.9 million in 2021. Variable lease expense was $1.6 million in 2023, $5.9 million in 2022 and $5.8 million in 2021. Cash paid for amounts included in the measurement of lease liabilities was $39.5 million for 2023 and $36.9 million for 2022. Right-of-use assets obtained in exchange for lease obligations was $21.7 million for 2023 and $26.1 million for 2022.
Finance Leases and Subleases
The Company’s finance leases and subleases are not material.
Note 17. Commitments and Contingencies
Trade Compliance Matters
Teledyne has made voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not authorized due to a potentially incorrect de minimis calculation methodology under section 734.4 and Supplement No. 2 of the EAR. Furthermore, Teledyne has made voluntary disclosures to export authorities in jurisdictions outside the U.S. for certain potential violations of local export laws, which may increase its penalty exposure.
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
Environmental Remediation Obligations
The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws.
At December 31, 2023, the Company’s reserves for environmental remediation obligations totaled $5.4 million, of which $1.5 million is included in current accrued liabilities and the remainder included in other long-term liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to thirty years.
Other Claims and Legal Matters
Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management has knowledge that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
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
Note 18. Subsequent Events
On February 13, 2024, the Company announced that it entered into an agreement to acquire Adimec Holding B.V. and its subsidiaries (“Adimec”). Adimec, founded in 1992 and headquartered in Eindhoven, Netherlands, develops customized high-performance industrial and scientific cameras. The closing of the transaction, which is subject to customary conditions and approvals, is anticipated to occur in the first half of 2024. Adimec will be part of the Digital Imaging segment.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 31, 2023, January 1, 2023 and January 2, 2022
(in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other (a)	Balance at end of period
Fiscal Year 2023
Allowance for doubtful accounts	$11.7	0.7	—	(0.9)	$11.5
Environmental reserves	$5.8	—	—	(0.4)	$5.4

Fiscal Year 2022
Allowance for doubtful accounts	$13.8	1.6	—	(3.7)	$11.7
Environmental reserves	$6.3	0.2	—	(0.7)	$5.8

Fiscal Year 2021
Allowance for doubtful accounts	$12.3	4.5	—	(3.0)	$13.8
Environmental reserves	$6.5	0.4	—	(0.6)	$6.3

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

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (File No. 1-15295))

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

10.3
Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.4	Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 5, 2014 (File No. 1-15295))†

10.5
Form of stock option agreement and conditions under the Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2014 File No. 1-15295))†

10.6
Administrative Rules of the Teledyne Technologies Incorporated 2014 Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2014 (File No. 1-15295))†

10.7
Administrative Rules of the 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.8	Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 10, 2017)†

10.9
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.10
Administrative Rules of the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.11
Administrative Rules for the Restricted Stock Award Program under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.12
Form of Restricted Stock Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan for awards made prior to 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.13
Form of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.14
Terms and Conditions of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan for grants made after 2018 to Robert Mehrabian (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 File No. 1-15295))†

10.15
Summary Plan Description for the Performance Share Plan 2018-2020 Cycle under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.16
Performance Plan Summary Plan Description for awards made prior to 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2021 File No. 1-15295))†

10.17
Form of Performance-Based Restricted Stock Unit Agreement for awards made after January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 23, 2024 File No. 1-15295) †

10.18	Performance Plan - Summary Plan Description for awards made after January1, 2024 (incorporated by reference to Exhibit 10.2 to the Company Report on Form 8-K dated January23, 2024 File No. 1-15295)†

10.19
Eighth Amended and Restated Employment Agreement, dated as of October 24, 2023, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 24, 2023 File No. 1-15295) †

10.20	Transition of Employment and Agreement Termination Employment Agreement between Teledyne Netherlands BV and Edwin Roks, dated December 29, 2023*

10.21
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.22
Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal years ended December 29, 2013 (File No. 1-15295))†

10.23
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year end January 3, 2016(File No. 1-15295)†

10.24
Change in Control Severance Agreement, dated as of September 1, 2012, by and among Teledyne Technologies Incorporated and George C. Bobb III (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 File No. 1-15295) †

10.25
Amended and Restated Change in Control Severance Agreement, dated as of January31, 2011, by and between Teledyne Technologies Incorporated and Edwin Roks (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year end December 30, 2018 (File No. 1-15295))†

10.26	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Stephen F. Blackwood*†

10.27
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†

10.28
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))

10.29
Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.30
First Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 3, 2021) (File No. 1-15295)

10.31
Second Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 File No. 1-15295)

10.32
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.33
Amended and Restated Term Loan Credit Agreement, dated October 30, 2019, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the several banks and other financial institutions form time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, and B of A Securities, Inc., as sole book manager and sole lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2019).

10.34
First Amendment to Amended and Restated Term Loan Credit Agreement dated as of January 19, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantors party thereto, the several banks and other financial institutions from time to time parties thereto as lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2021 File No. 1-15295))

10.35
Second Amendment to Amended and Restated Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.36
Third Amendment to Amended and Restated Term Loan Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantor party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 3, 2021) (File No. 1-15295)

10.37
Fourth Amendment to Amended and Restated Term Loan Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantor party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 File No. 1-15295)

10.38
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Term Loan Credit Agreement dated as of October 30, 2019, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.39
Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.40
First Amendment to the Term Loan Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 File No. 1-15295)

10.41
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.42
Second Supplemental Indenture, dated as of May 14, 2021, between Teledyne Technologies Incorporated, Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.43
Second Supplemental Indenture, dated as of May 14, 2021 between Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.44
Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

14.1	Teledyne Technologies Incorporated Global Code of Ethical Conduct - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
14.2	Code of Ethics for Financial Professionals - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
14.3	Directors, Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics
21	Subsidiaries of Teledyne Technologies Incorporated*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm *
24.1	Power of Attorney - Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Teledyne Technologies Incorporated Compensation Recoupment Policy*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended January 1, 2023: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 23, 2024.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Edwin Roks
Edwin Roks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Edwin Roks	Chief Executive Officer
	Edwin Roks	(Principal Executive Officer)	February 23, 2024

	/s/ Stephen F. Blackwood	Senior Vice President and
	Stephen F. Blackwood	Chief Financial Officer (Principal Financial Officer)	February 23, 2024

	/s/ Cynthia Belak	Vice President and Controller
	Cynthia Belak	(Principal Accounting Officer)	February 23, 2024

	/s/ Robert Mehrabian	Executive Chairman and Director	February 23, 2024
Robert Mehrabian

	*	Director	February 23, 2024
Charles Crocker

	*	Director	February 23, 2024
Kenneth C. Dahlberg

	*	Director	February 23, 2024
Michelle A. Kumbier

	*	Director	February 23, 2024
Simon M. Lorne

	*	Director	February 23, 2024
Robert A. Malone

	*	Director	February 23, 2024
Vincent J. Morales

	*	Director	February 23, 2024
Jane C. Sherburne

	*	Director	February 23, 2024
Denise R. Singleton

	*	Director	February 23, 2024
Michael T. Smith

	*	Director	February 23, 2024
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1