Form 10-Q
period 2024-03-31
TELEDYNE TECHNOLOGIES INC
filed 2024-04-29
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes  ☐    No  ☒
There were 47,422,490 shares of common stock, $.01 par value per share, outstanding as of April 19, 2024.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE FIRST QUARTER ENDED MARCH 31, 2024 AND APRIL 2, 2023
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2024	2023
Net sales	$1,350.1	$1,383.3
Costs and expenses
Cost of sales	770.2	790.7
Selling, general and administrative	296.2	300.4
Acquired intangible asset amortization	49.4	49.7
Total costs and expenses	1,115.8	1,140.8
Operating income (loss)	234.3	242.5
Interest and debt income (expense), net	(12.7)	(21.0)
Non-service retirement benefit income (expense), net	2.7	3.3
Other income (expense), net	1.2	(1.1)
Income (loss) before income taxes	225.5	223.7
Provision (benefit) for income taxes	46.4	44.9
Net income (loss) including noncontrolling interest	179.1	178.8
Less: Net income (loss) attributable to noncontrolling interest	0.6	0.1
Net income (loss) attributable to Teledyne	$178.5	$178.7

Basic earnings per common share	$3.77	$3.81
Weighted average common shares outstanding	47.3	46.9

Diluted earnings per common share	$3.72	$3.73
Weighted average diluted common shares outstanding	48.0	47.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE FIRST QUARTER ENDED MARCH 31, 2024 AND APRIL 2, 2023
(Unaudited - Amounts in millions)

	First Quarter
	2024	2023
Net income (loss) including noncontrolling interest	$179.1	$178.8
Other comprehensive income (loss):
Foreign exchange translation adjustment	(88.8)	(4.3)
Hedge activity, net of tax	(4.2)	2.5
Pension and postretirement benefit adjustments, net of tax	2.1	1.5
Other comprehensive income (loss)	(90.9)	(0.3)
Comprehensive income (loss) including noncontrolling interest	88.2	178.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.6	0.1
Comprehensive income (loss) attributable to Teledyne	$87.6	$178.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$912.4	$648.3
Accounts receivable, net	885.8	899.7
Unbilled receivables, net	296.9	302.4
Inventories, net	933.2	917.7
Prepaid expenses and other current assets	195.3	213.3
Total current assets	3,223.6	2,981.4
Property, plant and equipment, net of accumulated depreciation and amortization of $961.3 at March 31, 2024 and $947.1 at December 31, 2023	760.0	777.0
Goodwill	7,956.0	8,002.8
Acquired intangibles, net	2,207.1	2,278.1
Prepaid pension assets	207.4	203.3
Other assets, net	285.1	285.3
Total Assets	$14,639.2	$14,527.9
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$409.0	$384.7
Accrued liabilities	767.6	781.3
Current portion of long-term debt	600.2	600.1
Total current liabilities	1,776.8	1,766.1
Long-term debt, net of current portion	2,646.1	2,644.8
Long-term deferred tax liabilities	413.2	415.4
Other long-term liabilities	469.9	475.8
Total Liabilities	5,306.0	5,302.1
Commitments and contingencies
Redeemable Noncontrolling Interest	5.2	4.6
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,420,690 at March 31, 2024 and 47,331,845 at December 31, 2023; outstanding shares: 47,420,690 at March 31, 2024 and 47,331,845 at December 31, 2023	0.5	0.5
Additional paid-in capital	4,426.5	4,407.3
Retained earnings	5,626.0	5,447.5
Treasury stock - none	—	—
Accumulated other comprehensive income (loss)	(725.0)	(634.1)
Total Stockholders’ Equity	9,328.0	9,221.2
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity	$14,639.2	$14,527.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	$0.5	$4,407.3	$—	$5,447.5	$(634.1)	$9,221.2
Net income (loss)	—	—	—	178.5	—	178.5
Other comprehensive income (loss), net of tax	—	—	—	—	(90.9)	(90.9)
Stock-based compensation	—	12.0	—	—	—	12.0
Exercise of stock options and other	—	7.2	—	—	—	7.2
Balance, March 31, 2024	$0.5	$4,426.5	$—	$5,626.0	$(725.0)	$9,328.0

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	$0.5	$4,353.4	$(20.0)	$4,561.8	$(726.5)	$8,169.2
Net income (loss)	—	—	—	178.7	—	178.7
Other comprehensive income (loss), net of tax	—	—	—	—	(0.3)	(0.3)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation	—	7.9	—	—	—	7.9
Exercise of stock options and other	—	10.2	—	—	—	10.2
Balance, April 2, 2023	$0.5	$4,360.9	$(9.4)	$4,740.5	$(726.8)	$8,365.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND APRIL 2, 2023
(Unaudited - Amounts in millions)

	Three Months
	2024	2023
Operating Activities
Net income (loss) including noncontrolling interest	$179.1	$178.8
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	78.0	82.1
Stock-based compensation	12.0	7.9
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	12.1	50.0
Inventories	(25.2)	(57.6)
Accounts payable	27.7	(10.8)
Deferred taxes and income taxes receivable (payable), net	19.3	7.2
Prepaid expenses and other assets	(1.5)	(11.3)
Accrued expenses and other liabilities	(21.8)	(34.6)
Other operating, net	11.3	(8.7)
Net cash provided by (used in) operating activities	291.0	203.0
Investing Activities
Purchases of property, plant and equipment	(15.9)	(24.4)
Purchase of businesses, net of cash acquired	—	(52.5)
Net cash provided by (used in) investing activities	(15.9)	(76.9)
Financing Activities
Net borrowings from (repayments made to) credit facility	—	(100.0)
Proceeds from (payments on) other debt	(0.1)	(0.1)
Proceeds from exercise of stock options	9.1	10.2
Liquidation (maturity) of cross currency swap	—	(13.5)
Other financing, net	(2.9)	—
Net cash provided by (used in) financing activities	6.1	(103.4)
Effect of exchange rate changes on cash	(17.1)	4.4
Change in cash and cash equivalents	264.1	27.1
Cash and cash equivalents—beginning of period	648.3	638.1
Cash and cash equivalents—end of period	$912.4	$665.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of March 31, 2024 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the first quarter ended March 31, 2024. The results of operations and cash flows for the periods ended March 31, 2024 and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
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
Note 2. Business Acquisitions
2024 Acquisitions
Refer to Note 15 for discussion of announced acquisitions or acquisitions completed after the end of the first quarter of 2024.
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
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the Xena Networks acquisition is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's financial results. The significant factors that resulted in recognition of goodwill for the 2023 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
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
The following table presents net sales and operating income by segment (dollars in millions):

	First Quarter		%
	2024	2023	Change
Net sales (a):
Digital Imaging	$740.8	$772.5	(4.1)%
Instrumentation	330.4	333.5	(0.9)%
Aerospace and Defense Electronics	185.7	173.2	7.2%
Engineered Systems	93.2	104.1	(10.5)%
Total net sales	$1,350.1	$1,383.3	(2.4)%
Operating income:
Digital Imaging	$113.8	$122.2	(6.9)%
Instrumentation	86.0	80.7	6.6%
Aerospace and Defense Electronics	51.9	47.0	10.4%
Engineered Systems	2.7	10.0	(73.0)%
Corporate expense	(20.1)	(17.4)	15.5%
Operating income	$234.3	$242.5	(3.4)%
(a) Net sales exclude inter-segment sales of $4.8 million and $6.2 million for the first quarter of 2024 and 2023, respectively.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	March 31, 2024	December 31, 2023
Digital Imaging	$11,197.1	$11,382.2
Instrumentation	1,683.9	1,692.3
Aerospace and Defense Electronics	561.9	569.1
Engineered Systems	213.4	184.8
Corporate	982.9	699.5
Total identifiable assets	$14,639.2	$14,527.9
Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2024	2023
Marine Instrumentation	$147.8	$128.2
Environmental Instrumentation	111.1	117.9
Test and Measurement Instrumentation	71.5	87.4
Total	$330.4	$333.5

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

	First Quarter Ended March 31, 2024			First Quarter Ended March 31, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$130.7	$610.1	$740.8	$333.7	$200.3	$134.2	$72.6	$740.8
Instrumentation	33.3	297.1	330.4	144.6	96.9	60.1	28.8	330.4
Aerospace and Defense Electronics	58.8	126.9	185.7	123.7	34.2	18.6	9.2	185.7
Engineered Systems	79.8	13.4	93.2	92.8	—	0.1	0.3	93.2
Total	$302.6	$1,047.5	$1,350.1	$694.8	$331.4	$213.0	$110.9	$1,350.1
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	First Quarter Ended April 2, 2023			First Quarter Ended April 2, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$130.4	$642.1	$772.5	$334.4	$197.3	$158.4	$82.4	$772.5
Instrumentation	23.0	310.5	333.5	138.0	97.2	67.5	30.8	333.5
Aerospace and Defense Electronics	64.7	108.5	173.2	120.1	29.5	17.0	6.6	173.2
Engineered Systems	93.4	10.7	104.1	103.3	—	0.2	0.6	104.1
Total	$311.5	$1,071.8	$1,383.3	$695.8	$324.0	$243.1	$120.4	$1,383.3
(a) U.S. Government sale include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales

(c) Geographic region by destination

With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the three months ended March 31, 2024, approximately 47% of net sales in the Engineered Systems segment were derived from fixed price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	March 31, 2024	December 31, 2023
Accrued liabilities	$274.2	$241.1
Other long-term liabilities	25.9	25.5
Total contract liabilities	$300.1	$266.6
The Company recognized revenue of $66.3 million during the three months ended March 31, 2024 from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,290.2 million. The Company expects approximately 78% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 22% recognized thereafter.
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
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2024 was $0.3 million of unfavorable operating income compared with $2.9 million of favorable operating income in the first three months of 2023. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income (loss) for any period presented.
Note 5. Goodwill and Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 31, 2023	$6,877.0	$944.8	$163.4	$17.6	$8,002.8
Foreign currency changes and other	(38.6)	(7.9)	(0.3)	—	(46.8)
Balance at March 31, 2024	$6,838.4	$936.9	$163.1	$17.6	$7,956.0

Acquired intangible assets (in millions):	March 31, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,669.3	$691.2	$978.1	$1,696.6	$663.0	$1,033.6
Customer list/relationships	604.0	227.4	376.6	609.5	219.4	390.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	10.2	6.1	4.1	10.2	5.8	4.4
Backlog	16.3	16.3	—	16.4	16.4	—
Total intangibles subject to amortization	2,301.3	942.5	1,358.8	2,334.2	906.1	1,428.1
Intangibles not subject to amortization:
Trademarks	848.3	—	848.3	850.0	—	850.0
Total acquired intangible assets	$3,149.6	$942.5	$2,207.1	$3,184.2	$906.1	$2,278.1
An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. There have been no events or changes in circumstances which indicate an interim impairment review is required in 2024. The Company will perform its annual analysis during the fourth quarter of 2024.
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $527.1 million and $265.1 million of cash equivalents at March 31, 2024 and December 31, 2023, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $11.4 million at March 31, 2024 and $11.5 million at December 31, 2023.
Inventories, net
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method. Inventory balances are summarized as follows (in millions):

	Balance at
	March 31, 2024	December 31, 2023
Raw materials and supplies	$571.3	$560.6
Work in process	193.4	184.8
Finished goods	168.5	172.3
Total inventories, net	$933.2	$917.7
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

	Three Months
Warranty Reserve (in millions):	2024	2023
Balance at beginning of year	$49.1	$50.3
Product warranty expense	3.5	4.3
Deductions	(5.1)	(4.2)
Balance at end of period	$47.5	$50.4

Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	March 31, 2024	December 31, 2023
$1.15 billion credit facility due March 2026	$—	$—
0.95% Fixed Rate Senior Notes due April 2024	450.0	450.0
Term loan due October 2024, variable rate of 6.68% at March 31, 2024 and 6.71% at December 31, 2023, swapped to a Euro fixed rate of 0.61%	150.0	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,030.0
Other debt	1.3	1.0
Debt discount and debt issuance costs	(20.0)	(21.1)
Total debt, net	3,246.3	3,244.9
Less: Current portion of long-term debt	(600.2)	(600.1)
Total long-term debt, net of current portion	$2,646.1	$2,644.8
At March 31, 2024, $1,128.2 million was available under the $1.15 billion credit facility, after a reduction of $21.8 million in outstanding letters of credit. The Company’s bank credit agreements requires it to comply with various financial and operating covenants and at March 31, 2024, the Company was in compliance with these covenants. Subsequent to the end of the first quarter of 2024, the Company made a $450 million debt maturity payment on the Senior Notes due April 2024.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 input in the fair value hierarchy and is valued based on observable market data. As of March 31, 2024 and December 31, 2023, the aggregate fair values of our borrowings were $2,945.5 million and $2,965.3 million, respectively, and the carrying values were $3,266.3 million and $3,266.0 million, respectively.
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

	First Quarter
(Dollars in millions)	2024	2023
Provision (benefit) for income taxes	$46.4	$44.9

Discrete event expense (benefit):
Stock-based accounting	$(5.3)	$(5.9)
Uncertain tax position reserves (primarily acquisition related)	0.3	0.3
Other discrete event expense (benefit)	0.6	(0.9)
Discrete event expense (benefit):	$(4.4)	$(6.5)

Provision (benefit) for income taxes without discrete event expense (benefit)	$50.8	$51.4

Income (loss) before income taxes	$225.5	$223.7

Effective tax rate	20.6%	20.1%
Effective tax rate without discrete events	22.5%	23.0%
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development (“OECD”). A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company would be required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. The Company is continuing to monitor the pending implementation of

Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Company does not expect the provisions effective in 2024 will have a materially adverse impact on its results of operations, financial position or cash flows.
The Inflation Reduction Act of 2022 (“IRA”) levies a 1% excise tax on net stock repurchases after December 31, 2022. If the Company were to repurchase shares, the excise tax would be recorded as a cost of acquiring treasury stock and is not material. Additionally, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) for tax years beginning after December 31, 2022. The Company does not expect the CAMT to have a material impact on its results of operations or financial position.
Note 9. Pension Plans

	First Quarter
	2024	2023
Service cost — benefits earned during the period (in millions)	$1.5	$1.5

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$8.2	$8.4
Expected return on plan assets	(13.6)	(13.6)
Amortization of net prior service cost (income)	(0.2)	(0.5)
Amortization of net actuarial loss (gain)	2.9	2.4
Pension non-service cost (income)	$(2.7)	$(3.3)
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
Stock-based compensation expense was $12.0 million for the first quarter of 2024 and $7.9 million first quarter of 2023. Stock option activity for the first quarter of 2024 is as follows:

	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	1,337,972	$223.43
Granted	67,003	$441.98
Exercised	(83,027)	$109.33
Canceled	(9,283)	$389.07
Ending balance	1,312,665	$267.47
Exercisable at end of period	1,108,192	$241.34

Restricted stock activity for the first three months of 2024 is as follows:

	Shares	Weighted average fair value per share
Balance at December 31, 2023	123,089	$364.86
Granted	89,267	$432.52
Vested	(20,863)	$382.20
Forfeited/Canceled	(3,256)	$373.66
Balance at March 31, 2024	188,237	$394.81

Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2024	2023
Weighted average basic common shares outstanding	47.3	46.9
Effect of dilutive securities (primarily stock options)	0.7	1.0
Weighted average diluted common shares outstanding	48.0	47.9

For the first quarter of 2024 and 2023, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the first quarter ended March 31, 2024 and April 2, 2023 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 31, 2023	$(392.7)	$8.2	$(249.6)	$(634.1)
Other comprehensive income (loss) before reclassifications	(88.8)	2.7	—	(86.1)
Amounts reclassified from AOCI	—	(6.9)	2.1	(4.8)
Net other comprehensive income (loss)	(88.8)	(4.2)	2.1	(90.9)
Balance at March 31, 2024	$(481.5)	$4.0	$(247.5)	$(725.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
Other comprehensive income (loss) before reclassifications	(4.3)	9.8	—	5.5
Amounts reclassified from AOCI	—	(7.3)	1.5	(5.8)
Net other comprehensive income (loss)	(4.3)	2.5	1.5	(0.3)
Balance at April 2, 2023	$(476.6)	$3.8	$(254.0)	$(726.8)

The reclassifications out of AOCI to net income for the first quarter ended March 31, 2024 and April 2, 2023 are as follows (in millions):

	Amount Reclassified from AOCI for the Quarter Ended	Amount Reclassified from AOCI for the Quarter Ended	Statement of Income (Loss) Presentation
	March 31, 2024	April 2, 2023
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(9.3)	$(9.8)	See Note 13
Income tax impact	2.4	2.5	Provision for income taxes
Total	$(6.9)	$(7.3)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.1)	$(0.4)	Costs and expenses
Amortization of net actuarial loss	2.9	2.4	Costs and expenses
Total before tax	2.8	2.0
Income tax impact	(0.7)	(0.5)	Provision for income taxes
Total	$2.1	$1.5

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

As of March 31, 2024, the Company had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $131.3 million. These foreign currency forward contracts have maturities ranging from June 2024 to February 2026. As of March 31, 2024, the Company had foreign currency forward contracts to buy British pounds and to sell U.S. dollars totaling $12.7 million. These foreign currency forward contracts have maturities ranging from June 2024 to February 2025.

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
As of March 31, 2024, the Company has a cross currency swap outstanding with a notional amount of €156.0 million and $150.0 million that matures in October 2024.
All derivative instruments are recorded on the condensed consolidated balance sheets at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Designated Hedging Activities
For a derivative instrument designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheets in AOCI to the extent the derivative instrument is effective in mitigating the exposure related to the anticipated transaction. The amount recorded within AOCI is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the first quarter ended March 31, 2024 and April 2, 2023 was as follows (in millions):

	First Quarter
	2024	2023
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$0.7	$13.6
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$0.7	$(1.9)
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$3.7	$10.1
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$1.9	$1.5
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$—	$0.6
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred gains recorded in AOCI for the forward contracts that will mature in the next twelve months total $1.0 million, net of taxes. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the next twelve months total $3.5 million.

Non-Designated Hedging Activities
For a derivative instrument that has not been designated as an accounting hedge, the change in the fair value is recognized immediately in earnings. As of March 31, 2024, the Company had foreign currency forward contracts not designated as accounting hedges primarily in the following types and pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$301.2	U.S. Dollars	US$	222.1
Canadian Dollars		$12.6	Euros		€8.6
Danish Krone	DKR	154.8	U.S. Dollars	US$	22.5
Great Britain Pounds		£5.3	Euros		€6.2
Great Britain Pounds		£70.4	U.S. Dollars	US$	88.9
U.S. Dollars	US$	17.0	Euros		€15.8
Norwegian Krone	kr	179.0	U.S. Dollars	US$	16.9
Swedish Krona	SEK	284.3	Euros		€26.1
Swedish Krona	SEK	310.4	U.S. Dollars	US$	29.3
The preceding table includes non-designated hedges derived from terms contained in previously designated cash flow hedges. The gains and losses on these derivatives instruments which are not designated as accounting hedges are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
The effect of derivative instruments not designated as accounting hedges recognized in other income and expense for the first quarter ended March 31, 2024 was expense of $9.3 million. The effect of derivative instruments not designated as accounting hedges in other income and expense for the first quarter ended April 2, 2023 was income of $7.8 million. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative instruments are presented below. All fair values for these derivative instruments were measured using Level 2 inputs in the fair value hierarchy (in millions):

Asset/(Liability) Derivative Instruments	Balance sheet location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$1.2	$3.7
Cash flow forward contracts	Other non-current assets	0.6	2.4
Interest rate contracts	Other current assets (accrued interest)	0.1	0.1
Cash flow cross currency swap	Other current assets	(17.3)	(21.3)
Total derivatives designated as hedging instruments		(15.4)	(15.1)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	1.5	14.2
Non-designated forward contracts	Accrued liabilities	(3.3)	(3.2)
Total derivatives not designated as hedging instruments		(1.8)	11.0
Total derivative instruments, net		$(17.2)	$(4.1)
Note 14. Commitments and Contingencies
Trade Compliance Matters
The Company has made voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology under the Export Administration Regulations. The Company has also made voluntary disclosures to export authorities in jurisdictions outside the U.S. for certain potential violations of local export laws. At this time, based on available information, we are unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.

Environmental Remediation Obligations
At March 31, 2024, the Company’s reserves for environmental remediation obligations totaled $5.5 million, of which $1.7 million is included in current accrued liabilities. At December 31, 2023, the Company’s reserves for environmental remediation obligations totaled $5.4 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
On April 10, 2024, the Company acquired Valeport Holdings 2019 Limited and its affiliates ("Valeport"). Valeport, founded in 1969 and headquartered in Totnes, United Kingdom, designs and manufactures underwater sensors for environmental, energy, construction and defense applications. Valeport is part of the marine instrumentation product line within the Instrumentation segment.
Subsequent to the end of the first quarter of 2024, the Company made a $450 million debt maturity payment on the Senior Notes due April 2024.
On April 23, 2024, the Board of Directors of the Company authorized a stock repurchase program to repurchase up to $1.25 billion of Teledyne’s common stock. This authorization superseded prior open stock repurchase programs authorized by the Board of Directors.

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
Strategy
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our business with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions, product development and once again stock repurchases. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and evaluating cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development, we seek to create new products to grow our company and expand our addressable markets. We continually evaluate our businesses to ensure that they are aligned with our strategy.
Consistent with our strategy, we completed two acquisitions in 2023. The financial results of the completed acquisitions have been included since the respective date of each acquisition. Subsequent to the end of the first quarter of 2024, we completed one acquisition, which is part of the Instrumentation segment. See Note 2 and Note 15 for additional information about our recent acquisitions.
Trends Affecting Our Business and Other Matters
We had previously assumed no full year sales growth in industrial automation as well as test and measurement markets. However, those markets weakened more than planned in the first quarter, and we now forecast full year sales for products in these markets to decline meaningfully in 2024.
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
To date, we have not been materially impacted by the conflict in Israel and its effect on neighboring regions. We do not have material assets in Israel. Our total net sales from Israel in the first three months of 2024 and the full year 2023 was approximately 1% of total net sales, respectively. It is too early to determine the full extent of the impact this conflict could have on our business and our operations, including the impact to our suppliers from these regions, and our assessment of the potential impacts is ongoing.
As part of a continuing effort to reduce costs and improve operating performance, we may take and have taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses.

Results of Operations

	First Quarter		%
(in millions)	2024	2023	Change
Net sales	$1,350.1	$1,383.3	(2.4)%
Costs and expenses
Cost of sales	770.2	790.7	(2.6)%
Selling, general and administrative ("SG&A")	296.2	300.4	(1.4)%
Acquired intangible asset amortization	49.4	49.7	(0.6)%
Total costs and expenses	1,115.8	1,140.8	(2.2)%
Operating income (loss)	234.3	242.5	(3.4)%
Interest and debt income (expense), net	(12.7)	(21.0)	(39.5)%
Non-service retirement benefit income (expense)	2.7	3.3	(18.2)%
Other income (expense), net	1.2	(1.1)	*
Income before income taxes	225.5	223.7	0.8%
Provision (benefit) for income taxes	46.4	44.9	3.3%
Net income (loss) including noncontrolling interest	179.1	178.8	0.2%
Less: Net income (loss) attributable to noncontrolling interest	0.6	0.1	*
Net income (loss) attributable to Teledyne	$178.5	$178.7	(0.1)%
* not meaningful

	First Quarter		%
(dollars in millions)	2024	2023	Change
Net sales (a):
Digital Imaging	$740.8	$772.5	(4.1)%
Instrumentation	330.4	333.5	(0.9)%
Aerospace and Defense Electronics	185.7	173.2	7.2%
Engineered Systems	93.2	104.1	(10.5)%
Total net sales	$1,350.1	$1,383.3	(2.4)%
Operating income (loss):
Digital Imaging	$113.8	$122.2	(6.9)%
Instrumentation	86.0	80.7	6.6%
Aerospace and Defense Electronics	51.9	47.0	10.4%
Engineered Systems	2.7	10.0	(73.0)%
Corporate expense	(20.1)	(17.4)	15.5%
Total operating income (loss)	$234.3	$242.5	(3.4)%
(a) Net sales exclude inter-segment sales of $4.8 million and $6.2 million for the first quarter and first three months of 2024 and 2023, respectively,
First Quarter Results
The following is a discussion of our 2024 first quarter results compared with the first quarter results of 2023. Comparisons are with the corresponding reporting period of 2023, unless noted otherwise.
First quarter of 2024 compared with the first quarter of 2023
Our first quarter of 2024 net sales decreased 2.4%. Net income attributable to Teledyne for the first quarter of 2024 decreased 0.1%. Net income per diluted share was $3.72 for the first quarter of 2024, compared with net income per diluted share of $3.73.
Net Sales
The first quarter of 2024 net sales, compared with the first quarter of 2023, reflected lower net sales in each segment other than the Aerospace and Defense Electronics segment.
Cost of Sales
Cost of sales decreased $20.5 million in the first quarter of 2024 primarily driven by lower net sales. Cost of sales as a percentage of net sales decreased slightly for the first quarter of 2024 to 57.0% from 57.2%.

Selling, General and Administrative Expense
SG&A expense, including research and development expense, decreased $4.2 million in the first quarter of 2024. SG&A expense as a percentage of net sales was 21.9% for the first quarter of 2024, compared with 21.8%. Corporate expense, which is included in SG&A expense, was $20.1 million for the first quarter of 2024, compared with $17.4 million, with the increase primarily related to higher compensation expense, including higher stock-based compensation expense. Stock-based compensation expense was $12.0 million for the first quarter of 2024 compared with $7.9 million. The first quarter of 2024 also included $2.2 million of FLIR-related integration costs, including employee separation costs, facility consolidation costs and facility lease impairments with no comparable amount in the previous year.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first quarter of 2024 was $49.4 million compared with $49.7 million.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the first quarter of 2024 and 2023, pension service expense was $1.5 million. For 2024, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 6.86% compared with 5.71% in 2023.
Operating Income
Operating income for the first quarter of 2024 decreased 3.4%. The first quarter of 2024, compared with the first quarter of 2023, reflected lower operating income in the Digital Imaging and Engineered Systems segment, partially offset by higher operating income in the Aerospace and Defense Electronics and Instrumentation segments.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $12.7 million for the first quarter of 2024, compared with $21.0 million, with the decrease related to reduced outstanding borrowings with lower weighted average interest rates compared to the first quarter of 2023. Non-service retirement benefit income was $2.7 million for the first quarter of 2024 compared with $3.3 million. Other income and expense, net was income of $1.2 million for the first quarter of 2024 compared with expense of $1.1 million for the first quarter of 2023, with the difference primarily related foreign exchange gains in the first quarter of 2024 compared with foreign exchange losses in the first quarter of 2023.
Income Tax
The first quarter income tax provision considers income, permanent items, tax credits, and various statutory tax rates. In both years, the first quarter discrete impact is primarily tax on stock-based compensation.

	First Quarter
(Dollars in millions)	2024	2023
Provision (benefit) for income taxes	$46.4	$44.9

Discrete event expense (benefit):	$(4.4)	$(6.5)

Provision (benefit) for income taxes without discrete event expense (benefit)	$50.8	$51.4

Income (loss) before income taxes	$225.5	$223.7

Effective tax rate	20.6%	20.1%
Effective tax rate without discrete events	22.5%	23.0%
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.

Digital Imaging

	First Quarter		Change
(dollars in millions)	2024	2023	$	%
Net sales	$740.8	$772.5	$(31.7)	(4.1)%
Cost of sales	$408.6	$419.3	$(10.7)	(2.6)%
SG&A expense	$172.6	$185.2	$(12.6)	(6.8)%
Acquired intangible asset amortization	$45.8	$45.8	$—	—%
Operating income	$113.8	$122.2	$(8.4)	(6.9)%
As a percentage of net sales:
Cost of sales	55.2%	54.3%
SG&A expense	23.2%	24.0%
Acquired intangible asset amortization	6.2%	5.9%
Operating income	15.4%	15.8%
First quarter of 2024 compared with the first quarter of 2023
Net sales decreased primarily due to lower sales of industrial imaging cameras due to end market weakness as well as lower sales of micro-electro-mechanical systems (“MEMS”), partially offset by higher sales of infrared detectors and subsystems as well as unmanned systems.
Cost of sales decreased primarily due to decreased net sales partially offset by product mix. As a result of less favorable product mix, the cost of sales percentage increased during the period. SG&A expense and SG&A expense as a percentage of net sales decreased primarily due to lower research and development costs, partially offset by higher severance and facility consolidation cost.
Operating income decreased primarily due to unfavorable product mix during the period, and operating income as a percentage of net sales decreased slightly during the period.
Instrumentation

	First Quarter		Change
(dollars in millions)	2024	2023	$	%
Net sales	$330.4	$333.5	$(3.1)	(0.9)%
Cost of sales	$171.2	$180.4	$(9.2)	(5.1)%
SG&A expense	$69.8	$68.7	$1.1	1.6%
Acquired intangible asset amortization	$3.4	$3.7	$(0.3)	(8.1)%
Operating income	$86.0	$80.7	$5.3	6.6%
As a percentage of net sales:
Cost of sales	51.8%	54.1%
SG&A expense	21.1%	20.6%
Acquired intangible asset amortization	1.1%	1.1%
Operating income	26.0%	24.2%
First quarter of 2024 compared with the first quarter of 2023
Net sales decreased due to lower sales at our test and measurement instrumentation and environmental instrumentation product lines, partially offset by increased sales in our marine instrumentation product line. Sales of marine instrumentation increased $19.6 million due to the ongoing recovery in offshore energy markets. Sales of test and measurement instrumentation and environmental instrumentation decreased $15.9 million and $6.8 million, respectively, due to end market weakness.
Cost of sales decreased primarily due to lower net sales. The cost of sales percentage decreased due to favorable product mix, including increased margins in our marine instrumentation product line. SG&A expense increased slightly due to higher research and development expense in the period, and SG&A expense as a percentage of net sales also increased slightly.
Operating income increased primarily due to stronger marine instrumentation sales and improved margins, and operating income as a percentage of net sales increased due to improved product margins at marine instrumentation.

Aerospace and Defense Electronics

	First Quarter		Change
(dollars in millions)	2024	2023	$	%
Net sales	$185.7	$173.2	$12.5	7.2%
Cost of sales	$107.9	$103.7	$4.2	4.1%
SG&A expense	$25.7	$22.3	$3.4	15.2%
Acquired intangible asset amortization	$0.2	$0.2	$—	—%
Operating income	$51.9	$47.0	$4.9	10.4%
As a percentage of net sales:
Cost of sales	58.1%	59.9%
SG&A expense	13.8%	12.9%
Acquired intangible asset amortization	0.1%	0.1%
Operating income	28.0%	27.1%
First quarter of 2024 compared with the first quarter of 2023
Net sales increased due to a $10.1 million increase in aerospace electronics and a $2.4 million increase in defense electronics.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage decreased due to favorable product mix, including higher sales at aerospace electronics. SG&A expense increased primarily due to higher net sales.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales and favorable product mix during the period.

Engineered Systems

	First Quarter		Change
(dollars in millions)	2024	2023	$	%
Net sales	$93.2	$104.1	$(10.9)	(10.5)%
Cost of sales	$82.5	$87.3	$(4.8)	(5.5)%
SG&A expense	$8.0	$6.8	$1.2	17.6%
Operating income	$2.7	$10.0	$(7.3)	(73.0)%
As percentage of net sales:
Cost of sales	88.5%	83.9%
SG&A expense	8.6%	6.5%
Operating income	2.9%	9.6%

First quarter of 2024 compared with the first quarter of 2023
Net sales decreased due to lower sales of $10.1 million for engineered products and lower sales of $0.8 million for energy systems.
Cost of sales decreased primarily due to lower net sales as well as certain unfavorable changes in contract estimates. The cost of sales percentage increased during the period due primarily to product mix and unfavorable changes in contract estimates. SG&A expense increased slightly, and SG&A expense as a percentage of net sales increased.
Operating income and operating income as a percentage of net sales decreased primarily due to program mix and unfavorable estimate changes related to electronic manufacturing services contracts.
Financial Condition, Liquidity and Capital Resources
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. We may deploy cash for the stock repurchase program. It is anticipated that cash on hand, operating cash flow, together with available borrowings under our $1.15 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may need to raise additional capital. No cash pension contributions have been made since 2013 or are planned for the remainder of 2024 for the domestic qualified pension plans.
Cash and Cash Equivalents
Cash and cash equivalents totaled $912.4 million at March 31, 2024 compared with $648.3 million at December 31, 2023. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.
Long-term Debt
Total debt at March 31, 2024 was $3,246.3 million compared with $3,244.9 million at December 31, 2023. Subsequent to the end of the first quarter of 2024, the Company made a $450 million debt maturity payment on the Senior notes due April 2024.
At March 31, 2024, $1,128.2 million was available under the $1.15 billion credit facility, after reductions of $21.8 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.15 billion credit facility expiring March 2026 and our $150.0 million term loan due October 2024, require us to comply with various financial and operating covenants. At March 31, 2024, we were in compliance with these covenants.
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
Stock Repurchases
In April 2024, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $1.25 billion of Teledyne’s common stock. This authorization superseded prior open stock repurchase programs authorized by the Board of Directors. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. The Company currently intends to fund future share repurchases with cash on hand and available borrowings under the Company's credit facility. No repurchases under any authorizations were made in the first quarter of 2024.
Cash Flows:
Net cash provided by operating activities was $291.0 million for the first three months of 2024 compared with $203.0 million, driven primarily by stronger working capital conversion in the first three months of 2024.
Net cash used in investing activities was $15.9 million for the first three months of 2024 compared with $76.9 million. During the first three months of 2024, we spent $0.0 million on acquisitions as compared with $52.5 million. Capital expenditures for the first three months of 2024 and 2023 were $15.9 million and $24.4 million, respectively. We currently plan to invest approximately $100 million for capital expenditures in 2024.
Net cash provided by financing activities was $6.1 million for the first three months of 2024 compared with net cash used in financing activities of $103.4 million, with the first three months of 2023 including a $100.0 million payment on our credit facility.
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
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to these condensed consolidated Financial Statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2023 Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, earnings, operating margin, growth opportunities, acquisitions, product sales, capital expenditures, stock repurchases, pension matters, stock-based compensation expense, the credit facility, interest expense, severance, relocation and facility consolidation costs, environmental remediation costs, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believe” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our company, its businesses, its strategies and the various risks that we face. Various risks are identified in our 2023 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2023 Form 10-K.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 31, 2024, are effective at the reasonable assurance level.

In connection with our evaluation during the quarterly period ended March 31, 2024, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
PART II OTHER INFORMATION

Item 1. Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 14 -- Commitments and Contingencies.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2023 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding supply chain and foreign currency exchange rate risks.

Item 5.	Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 31.1	302 Certification – Edwin Roks

	Exhibit 31.2	302 Certification – Stephen F. Blackwood

	Exhibit 32.1	906 Certification – Edwin Roks

	Exhibit 32.2	906 Certification – Stephen F. Blackwood

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

	Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: April 26, 2024	By:	/s/ Stephen F. Blackwood
Stephen F. Blackwood, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Edwin Roks

Exhibit 31.2	302 Certification – Stephen F. Blackwood

Exhibit 32.1	906 Certification – Edwin Roks

Exhibit 32.2	906 Certification – Stephen F. Blackwood

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)