Form 10-Q
period 2024-06-30
TELEDYNE TECHNOLOGIES INC
filed 2024-07-29
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes  ☐    No  ☒
There were 46,784,213 shares of common stock, $.01 par value per share, outstanding as of July 19, 2024.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2024 AND JULY 2, 2023
(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2024	2023	2024	2023
Net sales	$1,374.1	$1,424.7	$2,724.2	$2,808.0
Costs and expenses
Cost of sales	781.5	806.3	1,551.7	1,597.0
Selling, general and administrative	296.5	313.0	592.7	613.4
Acquired intangible asset amortization	49.1	49.3	98.5	99.0
Total costs and expenses	1,127.1	1,168.6	2,242.9	2,309.4
Operating income (loss)	247.0	256.1	481.3	498.6
Interest and debt income (expense), net	(15.8)	(22.3)	(28.5)	(43.3)
Gain (loss) on debt extinguishment	—	1.6	—	1.6
Non-service retirement benefit income (expense), net	2.7	2.9	5.4	6.2
Other income (expense), net	(2.2)	(3.4)	(1.0)	(4.5)
Income (loss) before income taxes	231.7	234.9	457.2	458.6
Provision (benefit) for income taxes	51.4	49.4	97.8	94.3
Net income (loss) including noncontrolling interest	180.3	185.5	$359.4	$364.3
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.2	0.7	0.3
Net income (loss) attributable to Teledyne	$180.2	$185.3	$358.7	$364.0

Basic earnings per common share	$3.82	$3.94	$7.58	$7.74
Weighted average common shares outstanding	47.2	47.0	47.3	47.0

Diluted earnings per common share	$3.77	$3.87	$7.49	$7.60
Weighted average diluted common shares outstanding	47.8	47.9	47.9	47.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 2024 AND JULY 2, 2023
(Unaudited - Amounts in millions)

	Second Quarter		Six Months
	2024	2023	2024	2023
Net income (loss) including noncontrolling interest	$180.3	$185.5	$359.4	$364.3
Other comprehensive income (loss):
Foreign exchange translation adjustment	(5.8)	12.3	(94.6)	8.0
Hedge activity, net of tax	(2.3)	1.6	(6.5)	4.1
Pension and postretirement benefit adjustments, net of tax	2.1	0.9	4.2	2.4
Other comprehensive income (loss)	(6.0)	14.8	(96.9)	14.5
Comprehensive income (loss) including noncontrolling interest	174.3	200.3	262.5	378.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	0.2	0.7	0.3
Comprehensive income (loss) attributable to Teledyne	$174.2	$200.1	$261.8	$378.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$443.2	$648.3
Accounts receivable, net	860.2	899.7
Unbilled receivables, net	301.3	302.4
Inventories, net	965.7	917.7
Prepaid expenses and other current assets	174.3	213.3
Total current assets	2,744.7	2,981.4
Property, plant and equipment, net of accumulated depreciation and amortization of $984.8 at June 30, 2024 and $947.1 at December 31, 2023	755.6	777.0
Goodwill	8,040.2	8,002.8
Acquired intangibles, net	2,182.9	2,278.1
Prepaid pension assets	211.5	203.3
Other assets, net	286.2	285.3
Total Assets	$14,221.1	$14,527.9
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$399.7	$384.7
Accrued liabilities	836.8	781.3
Current portion of long-term debt	150.5	600.1
Total current liabilities	1,387.0	1,766.1
Long-term debt, net of current portion	2,646.9	2,644.8
Long-term deferred tax liabilities	407.1	415.4
Other long-term liabilities	455.2	475.8
Total Liabilities	4,896.2	5,302.1
Commitments and contingencies
Redeemable Noncontrolling Interest	5.2	4.6
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; issued shares: 47,432,939 at June 30, 2024 and 47,331,845 at December 31, 2023; outstanding shares: 46,943,484 at June 30, 2024 and 47,331,845 at December 31, 2023	0.5	0.5
Additional paid-in capital	4,435.9	4,407.3
Retained earnings	5,806.2	5,447.5
Treasury stock, 489,455 shares at June 30, 2024 and — at December 31, 2023	(191.9)	—
Accumulated other comprehensive income (loss)	(731.0)	(634.1)
Total Stockholders’ Equity	9,319.7	9,221.2
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders' Equity	$14,221.1	$14,527.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	$0.5	$4,407.3	$—	$5,447.5	$(634.1)	$9,221.2
Net income (loss)	—	—	—	178.5	—	178.5
Other comprehensive income (loss), net of tax	—	—	—	—	(90.9)	(90.9)
Stock-based compensation	—	12.0	—	—	—	12.0
Exercise of stock options and other	—	7.2	—	—	—	7.2
Balance, March 31, 2024	0.5	4,426.5	—	5,626.0	(725.0)	9,328.0
Net income (loss)	—	—	—	180.2	—	180.2
Other comprehensive income (loss), net of tax	—	—	—	—	(6.0)	(6.0)
Treasury stock issued	—	(1.9)	1.9	—	—	—
Treasury stock repurchased	—	—	(193.8)	—	—	(193.8)
Stock-based compensation	—	9.3	—	—	—	9.3
Exercise of stock options and other	—	2.0	—	—	—	2.0
Balance, June 30, 2024	$0.5	$4,435.9	$(191.9)	$5,806.2	$(731.0)	$9,319.7

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	$0.5	$4,353.4	$(20.0)	$4,561.8	$(726.5)	$8,169.2
Net income (loss)	—	—	—	178.7	—	178.7
Other comprehensive income (loss), net of tax	—	—	—	—	(0.3)	(0.3)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation	—	7.9	—	—	—	7.9
Exercise of stock options and other	—	10.2	—	—	—	10.2
Balance, April 2, 2023	0.5	4,360.9	(9.4)	4,740.5	(726.8)	8,365.7
Net income (loss)	—	—	—	185.3	—	185.3
Other comprehensive income (loss), net of tax	—	—	—	—	14.8	14.8
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 2, 2023	$0.5	$4,371.2	$(6.5)	$4,925.8	$(712.0)	$8,579.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JULY 2, 2023
(Unaudited - Amounts in millions)

	Six Months
	2024	2023
Operating Activities
Net income (loss) including noncontrolling interest	$359.4	$364.3
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	155.8	162.1
Stock-based compensation	21.3	16.3
Debt extinguishment (income) expense	—	(1.6)
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	39.1	9.9
Inventories	(43.2)	(75.3)
Accounts payable	13.3	(49.7)
Deferred taxes and income taxes receivable (payable), net	13.5	8.5
Prepaid expenses and other assets	7.4	(16.3)
Accrued expenses and other liabilities	33.6	(18.6)
Other operating, net	9.5	(6.1)
Net cash provided by (used in) operating activities	609.7	393.5
Investing Activities
Purchases of property, plant and equipment	(33.6)	(51.7)
Purchases of businesses, net of cash acquired	(123.6)	(53.5)
Other investing, net	0.1	0.7
Net cash provided by (used in) investing activities	(157.1)	(104.5)
Financing Activities
Proceeds from (payments on) fixed rate senior notes	(450.0)	(308.4)
Net borrowings from (repayments made to) credit facility	—	(125.0)
Proceeds from (payments on) other debt	(0.1)	(135.3)
Proceeds from exercise of stock options	11.5	15.0
Purchases of treasury stock	(193.8)	—
Liquidation (maturity) of cross currency swap	—	(13.5)
Other financing, net	(5.5)	(0.6)
Net cash provided by (used in) financing activities	(637.9)	(567.8)
Effects of exchange rate changes on cash	(19.8)	4.9
Change in cash and cash equivalents	(205.1)	(273.9)
Cash and cash equivalents—beginning of period	648.3	638.1
Cash and cash equivalents—end of period	$443.2	$364.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of June 30, 2024 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the second quarter and six months ended June 30, 2024. The results of operations and cash flows for the periods ended June 30, 2024 and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
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
Note 2. Business Acquisitions
2024 Acquisitions
During the second quarter of 2024, the Company acquired Adimec Holding B.V. and its subsidiaries (“Adimec”) for $88.1 million in cash, net of cash acquired, and subject to certain adjustments. Adimec, founded in 1992 and headquartered in Eindhoven, Netherlands, develops customized high-performance industrial and scientific cameras. Adimec is part of the Digital Imaging segment. Goodwill resulting from the Adimec acquisition will not be deductible for tax purposes.
During the second quarter of 2024, the Company acquired Valeport Holdings 2019 Limited and its affiliates ("Valeport") for $35.5 million in cash, net of cash acquired, subject to certain adjustments. Approximately 10% of the purchase price is payable in fiscal year 2025. Valeport, founded in 1969 and headquartered in Totnes, United Kingdom, designs and manufactures underwater sensors for environmental, energy, construction and defense applications. Valeport is part of the Marine Instrumentation product line within the Instrumentation segment. Goodwill resulting from the Valeport acquisition will not be deductible for tax purposes.
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
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for these acquisitions (in millions):

	2024
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
Adimec	June 4, 2024	$88.1	$63.8	$17.9
Valeport	April 10, 2024	35.5	23.3	7.8
		$123.6	$87.1	$25.7
(a) Net of cash acquired; approximately 10% of the Valeport purchase price is payable in 2025 and included in the amount above
	2023
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
Xena Networks	October 13, 2023	$24.2	$21.1	$4.8
ChartWorld	January 3, 2023	53.5	55.5	11.3
Total		$77.7	$76.6	$16.1
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the Adimec, Valeport and Xena Networks acquisition is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company's financial results. The significant factors that resulted in recognition of goodwill for the 2023 and 2024 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
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

The following table presents net sales and operating income by segment (dollars in millions):

	Second Quarter		%	Six Months		%
	2024	2023	Change	2024	2023	Change
Net sales (a):
Digital Imaging	$739.4	$793.3	(6.8)%	$1,480.2	$1,565.8	(5.5)%
Instrumentation	333.5	328.4	1.6%	663.9	661.9	0.3%
Aerospace and Defense Electronics	194.4	186.0	4.5%	380.1	359.2	5.8%
Engineered Systems	106.8	117.0	(8.7)%	200.0	221.1	(9.5)%
Total net sales	$1,374.1	$1,424.7	(3.6)%	$2,724.2	$2,808.0	(3.0)%
Operating income:
Digital Imaging	$113.5	$124.6	(8.9)%	$227.3	$246.8	(7.9)%
Instrumentation	87.2	81.4	7.1%	173.2	162.1	6.8%
Aerospace and Defense Electronics	57.1	53.2	7.3%	109.0	100.2	8.8%
Engineered Systems	7.5	11.5	(34.8)%	10.2	21.5	(52.6)%
Corporate expense	(18.3)	(14.6)	25.3%	(38.4)	(32.0)	20.0%
Operating income	$247.0	$256.1	(3.6)%	$481.3	$498.6	(3.5)%
(a) Net sales exclude inter-segment sales of $8.5 million and $13.3 million for the second quarter and first six months of 2024, respectively, and $8.1 million and $14.3 million for the second quarter and first six months of 2023, respectively.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	June 30, 2024	December 31, 2023
Digital Imaging	$11,236.1	$11,382.2
Instrumentation	1,734.6	1,692.3
Aerospace and Defense Electronics	560.4	569.1
Engineered Systems	208.3	184.8
Corporate	481.7	699.5
Total identifiable assets	$14,221.1	$14,527.9
Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2024	2023	2024	2023
Marine Instrumentation	$147.8	$127.4	$295.6	$255.6
Environmental Instrumentation	113.5	115.3	224.6	233.2
Test and Measurement Instrumentation	72.2	85.7	143.7	173.1
Total	$333.5	$328.4	$663.9	$661.9

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

	Second Quarter Ended June 30, 2024			Second Quarter Ended June 30, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$122.3	$617.1	$739.4	$325.3	$201.7	$136.5	$75.9	$739.4
Instrumentation	29.3	304.2	333.5	153.4	82.6	61.9	35.6	333.5
Aerospace and Defense Electronics	60.8	133.6	194.4	132.9	33.4	20.1	8.0	194.4
Engineered Systems	95.7	11.1	106.8	106.0	—	0.3	0.5	106.8
Total	$308.1	$1,066.0	$1,374.1	$717.6	$317.7	$218.8	$120.0	$1,374.1
(a) U.S. Government sales include sales as a prime contractor or subcontractor. (b) Primarily commercial sales (c) Geographic region by destination

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$253.0	$1,227.2	$1,480.2	$659.0	$402.0	$270.7	$148.5	$1,480.2
Instrumentation	62.7	601.2	663.9	298.0	179.5	122.0	64.4	663.9
Aerospace and Defense Electronics	119.6	260.5	380.1	256.6	67.6	38.7	17.2	380.1
Engineered Systems	175.5	24.5	200.0	198.8	—	0.4	0.8	200.0
Total	$610.8	$2,113.4	$2,724.2	$1,412.4	$649.1	$431.8	$230.9	$2,724.2
(a) U.S. Government sales include sales as a prime contractor or subcontractor. (b) Primarily commercial sales (c) Geographic region by destination

	Second Quarter Ended July 2, 2023			Second Quarter Ended July 2, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$131.3	$662.0	$793.3	$356.4	$207.3	$152.4	$77.2	$793.3
Instrumentation	21.3	307.1	328.4	139.4	95.2	64.6	29.2	328.4
Aerospace and Defense Electronics	61.0	125.0	186.0	126.0	36.2	15.5	8.3	186.0
Engineered Systems	103.2	13.8	117.0	114.4	—	0.4	2.2	117.0
Total	$316.8	$1,107.9	$1,424.7	$736.2	$338.7	$232.9	$116.9	$1,424.7
(a) U.S. Government sales include sales as a prime contractor or subcontractor. (b) Primarily commercial sales (c) Geographic region by destination

	Six Months Ended July 2, 2023			Six Months Ended July 2, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$261.6	$1,304.2	$1,565.8	$690.8	$404.6	$310.8	$159.6	$1,565.8
Instrumentation	44.3	617.6	$661.9	277.4	192.4	132.1	60.0	661.9
Aerospace and Defense Electronics	125.7	233.5	$359.2	246.1	65.7	32.5	14.9	359.2
Engineered Systems	196.5	24.6	$221.1	217.7	—	0.6	2.8	221.1
Total	$628.1	$2,179.9	$2,808.0	$1,432.0	$662.7	$476.0	$237.3	$2,808.0
(a) U.S. Government sales include sales as a prime contractor or subcontractor. (b) Primarily commercial sales (c) Geographic region by destination
With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the six months ended June 30, 2024, approximately 49% of net sales in the Engineered Systems segment were derived from fixed price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	June 30, 2024	December 31, 2023
Accrued liabilities	$311.2	$241.1
Other long-term liabilities	29.5	25.5
Total contract liabilities	$340.7	$266.6
The Company recognized revenue of $101.3 million during the six months ended June 30, 2024 from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,419.3 million. The Company expects approximately 77% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 23% recognized thereafter.
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
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2024 was $2.1 million of favorable operating income compared with $0.5 million of unfavorable operating income in the first six months of 2023. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income (loss) for any period presented.

Note 5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 31, 2023	$6,877.0	$944.8	$163.4	$17.6	$8,002.8
Current year acquisitions	63.8	23.3	—	—	87.1
Foreign currency changes and other	(42.0)	(7.5)	(0.2)	—	(49.7)
Balance at June 30, 2024	$6,898.8	$960.6	$163.2	$17.6	$8,040.2

Acquired intangible assets (in millions):	June 30, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,686.9	$730.0	$956.9	$1,696.6	$663.0	$1,033.6
Customer list/relationships	609.0	236.5	372.5	609.5	219.4	390.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	12.2	6.6	5.6	10.2	5.8	4.4
Backlog	16.3	16.3	—	16.4	16.4	—
Total intangibles subject to amortization	2,325.9	990.9	1,335.0	2,334.2	906.1	1,428.1
Intangibles not subject to amortization:
Trademarks	847.9	—	847.9	850.0	—	850.0
Total acquired intangible assets	$3,173.8	$990.9	$2,182.9	$3,184.2	$906.1	$2,278.1
An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Based on the results of the Company’s annual assessment in the fourth quarter of 2023, all reporting units with the exception of the FLIR reporting unit had estimated fair values that exceeded their respective carrying value by more than 100%. At the assessment date in the fourth quarter of 2023, the estimated fair value of the FLIR reporting unit exceeded its carrying value by approximately $460 million or 6%, and the FLIR reporting unit had $5,832.4 million of goodwill at the prior year assessment date. As of June 30, 2024, the FLIR reporting unit had $5,850.8 million of goodwill, with the change in value from the prior year assessment date related to the impact of foreign currency translation.
Although the assumptions used in the Company’s prior year discounted cash flow model and market approach are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR reporting unit. Changes in forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure.
Although no impairment existed for the FLIR reporting unit as of the prior year assessment date, a non-cash impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting unit, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
For all reporting units, including the FLIR reporting unit, there have been no events or changes in circumstances which indicate an interim impairment review is required in 2024. The Company will perform its annual analysis during the fourth quarter of 2024.
Based on the results of the Company’s annual assessment in the fourth quarter of 2023, the estimated fair value of all material indefinite-lived trademarks, with the exception of the FLIR indefinite-lived trademark, significantly exceeded their respective carrying value. Trademarks of recently acquired businesses generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the Company. At the prior year annual assessment date, the FLIR indefinite-lived trademark had a carrying value of $685.3 million and a fair value of $694.9 million. The most significant assumptions utilized in the determination of the fair value of the FLIR trademark are the net sales growth rates (including residual growth rates), discount rate and royalty rate. Although the FLIR sales forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR business. Changes in sales forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The royalty rate was driven by historical and estimated future profitability of the underlying FLIR business, and the royalty rate assumption was consistent with assumptions used by the Company as part of the purchase price allocation of FLIR in 2021. The royalty rate may be impacted by significant adverse changes in long-term operating margins. Although no impairment exists for the FLIR trademark, a non-cash impairment of the trademark could result from a number of circumstances, including different assumptions used in determining the fair value of the trademark, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
For all indefinite-lived trademarks, including the FLIR trademark, there have been no events or changes in circumstances which indicate an interim impairment review is required in 2024. The Company will perform its annual analysis during the fourth quarter of 2024.
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $48.8 million and $265.1 million of cash equivalents at June 30, 2024 and December 31, 2023, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $12.4 million at June 30, 2024 and $11.5 million at December 31, 2023.
Inventories, net
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the FIFO method or average cost method. Inventory balances are summarized as follows (in millions):

	Balance at
	June 30, 2024	December 31, 2023
Raw materials and supplies	$581.3	$560.6
Work in process	209.9	184.8
Finished goods	174.5	172.3
Total inventories, net	$965.7	$917.7
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

	Six Months
Warranty Reserve (in millions):	2024	2023
Balance at beginning of year	$49.1	$50.3
Product warranty expense	13.7	8.2
Deductions	(14.9)	(7.5)
Acquisition	0.4	—
Balance at end of period	$48.3	$51.0

Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	June 30, 2024	December 31, 2023
$1.20 billion credit facility due June 2029	$—	$—
Term loan due October 2024, variable rate of 6.69% at June 30, 2024 and 6.71% at December 31, 2023, swapped to a Euro fixed rate of 0.61%	150.0	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,030.0
0.95% Fixed Rate Senior Notes due and repaid April 2024	—	450.0
Other debt	1.4	1.0
Debt discount and debt issuance costs	(19.0)	(21.1)
Total debt, net	2,797.4	3,244.9
Less: Current portion of long-term debt	(150.5)	(600.1)
Total long-term debt, net of current portion	$2,646.9	$2,644.8
At June 30, 2024, $1,177.7 million was available under the $1.20 billion credit facility, after a reduction of $22.3 million in outstanding letters of credit. The Company’s bank credit agreements requires it to comply with various financial and operating covenants and at June 30, 2024, the Company was in compliance with these covenants. During the second quarter of 2024, the Company made a $450 million debt maturity payment on the Senior Notes due April 2024.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company estimates the fair value of long-term debt by using Level 2 inputs in the fair value hierarchy which is based on observable market data. As of June 30, 2024 and December 31, 2023, the aggregate fair values of our borrowings were $2,493.2 million and $2,965.3 million, respectively, and the carrying values were $2,816.4 million and $3,266.0 million, respectively.
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

	Second Quarter		Six Months
(Dollars in millions)	2024	2023	2024	2023
Provision (benefit) for income taxes (a)	$51.4	$49.4	$97.8	$94.3

Income (loss) before income taxes	$231.7	$234.9	$457.2	$458.6

Effective tax rate	22.2%	21.0%	21.4%	20.6%

(a) The second quarter of 2024 includes net discrete income tax benefits of $0.7 million and the first six months of 2024 includes net discrete income tax benefits of $5.1 million, respectively. The second quarter of 2023 includes net discrete income tax benefits of $1.4 million and the first six months of 2023 includes net discrete income tax benefits of $8.0 million, respectively.

Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate described in the Global Anti-Base Erosion, or Pillar Two, model rules issued by the Organization for Economic Co-operation and Development (“OECD”). A minimum effective tax rate of 15% would apply to multinational companies with consolidated revenue above €750 million.
Under the Pillar Two rules, a company is required to determine a combined effective tax rate for all entities located in a jurisdiction. If the jurisdictional effective tax rate determined under the Pillar Two is less than 15%, a top-up tax will be due to bring the jurisdictional effective tax rate up to 15%. The Company is continuing to monitor the implementation of Pillar Two by individual countries and the potential effects of Pillar Two on our business. The Company does not expect the provisions effective in 2024 will have a materially adverse impact on its results of operations, financial position or cash flows.
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

Note 9. Pension Plans

	Second Quarter		Six Months
	2024	2023	2024	2023
Service cost — benefits earned during the period (in millions)	$1.5	$1.5	$3.0	$3.0

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$8.1	$8.4	$16.3	$16.8
Expected return on plan assets	(13.5)	(13.5)	(27.1)	(27.1)
Amortization of net prior service cost (income)	(0.2)	(0.4)	(0.4)	(0.9)
Amortization of net actuarial loss (gain)	2.9	2.6	5.8	5.0
Pension non-service cost (income)	$(2.7)	$(2.9)	$(5.4)	$(6.2)
Note 10. Stock-based Compensation
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock awards and restricted stock units. The Company also has non-employee director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors. The Company issues shares of common stock upon the exercise of stock options. In 2024, the Company began using the Black-Scholes option pricing model to determine the fair value of stock options. The adoption of the Black-Scholes option pricing model was driven by a review of option exercise history, which more closely aligned with the methodology of the Black-Scholes option pricing model, and the adoption of the Black-Scholes option pricing model did not materially change the grant-date fair value calculation.
Stock-based compensation expense was $9.3 million and $21.3 million for the second quarter and first six months of 2024, respectively, and $8.4 million and $16.3 million for the second quarter and first six months of 2023, respectively. Stock option activity for the second quarter and first six months of 2024 is as follows:

	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,312,665	$267.47	1,337,972	$223.43
Granted	—	$—	67,003	$441.98
Exercised	(16,012)	$149.11	(99,039)	$115.76
Canceled	(9,377)	$376.60	(18,660)	$382.80
Ending balance	1,287,276	$268.15	1,287,276	$268.15
Exercisable at end of period	1,086,068	$242.05	1,086,068	$242.05

Restricted stock activity for the second quarter and first six months of 2024 is as follows:

	Second Quarter		Six Months
	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share
Beginning balance	188,237	$394.81	123,089	$364.86
Granted	4,783	$364.21	94,050	$428.99
Vested	(2,170)	$405.09	(23,033)	$384.35
Forfeited/canceled	(1,882)	$391.94	(5,138)	$381.97
Ending balance	188,968	$383.89	188,968	$383.89
Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2024	2023	2024	2023
Weighted average basic common shares outstanding	47.2	47.0	47.3	47.0
Effect of dilutive securities (primarily stock options)	0.6	0.9	0.6	0.9
Weighted average diluted common shares outstanding	47.8	47.9	47.9	47.9
For the second quarter and first six months of 2024 and 2023, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

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
During the second quarter of 2024, the Company repurchased approximately 0.5 million shares for $193.8 million with a weighted-average price of $391.92 per share. Subsequent to the end of the second quarter of 2024, the Company repurchased approximately 0.2 million shares for $84.5 million with a weighted-average price of $394.43 per share.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) ("AOCI") by component, net of tax, for the second quarter and six months ended June 30, 2024 and July 2, 2023 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at March 31, 2024	$(481.5)	$4.0	$(247.5)	$(725.0)
Other comprehensive income (loss) before reclassifications	(5.8)	(2.0)	—	(7.8)
Amounts reclassified from AOCI	—	(0.3)	2.1	1.8
Net other comprehensive income (loss)	(5.8)	(2.3)	2.1	(6.0)
Balance at June 30, 2024	$(487.3)	$1.7	$(245.4)	$(731.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at April 2, 2023	$(476.6)	$3.8	$(254.0)	$(726.8)
Other comprehensive income (loss) before reclassifications	12.3	3.0	—	15.3
Amounts reclassified from AOCI	—	(1.4)	0.9	(0.5)
Net other comprehensive income (loss)	12.3	1.6	0.9	14.8
Balance at July 2, 2023	$(464.3)	$5.4	$(253.1)	$(712.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 31, 2023	$(392.7)	$8.2	$(249.6)	$(634.1)
Other comprehensive income (loss) before reclassifications	(94.6)	0.7	—	(93.9)
Amounts reclassified from AOCI	—	(7.2)	4.2	(3.0)
Net other comprehensive income (loss)	(94.6)	(6.5)	4.2	(96.9)
Balance at June 30, 2024	$(487.3)	$1.7	$(245.4)	$(731.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
Other comprehensive income (loss) before reclassifications	8.0	12.8	—	20.8
Amounts reclassified from AOCI	—	(8.7)	2.4	(6.3)
Net other comprehensive income (loss)	8.0	4.1	2.4	14.5
Balance at July 2, 2023	$(464.3)	$5.4	$(253.1)	$(712.0)

The reclassifications out of AOCI to net income for the second quarter ended June 30, 2024 and July 2, 2023 are as follows (in millions):

	Amount Reclassified from AOCI for the Quarter Ended	Amount Reclassified from AOCI for the Quarter Ended	Statement of Income (Loss) Presentation
	June 30, 2024	July 2, 2023
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(0.4)	$(1.8)	See Note 13
Income tax impact	0.1	0.4	Provision for income taxes
Total	$(0.3)	$(1.4)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.1)	$(0.4)	Costs and expenses
Amortization of net actuarial loss	2.9	1.8	Costs and expenses
Total before tax	2.8	1.4
Income tax impact	(0.7)	(0.5)	Provision for income taxes
Total	$2.1	$0.9

	Amount Reclassified from AOCI for the Six Months Ended	Amount Reclassified from AOCI for the Six Months Ended	Statement of Income (Loss) Presentation
	June 30, 2024	July 2, 2023
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(9.7)	$(11.6)	See Note 13
Income tax impact	2.5	2.9	Provision for income taxes
Total	$(7.2)	$(8.7)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.2)	$(0.9)	Costs and expenses
Amortization of net actuarial loss	5.8	4.3	Costs and expenses
Total before tax	5.6	3.4
Income tax impact	(1.4)	(1.0)	Provision for income taxes
Total	$4.2	$2.4

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

As of June 30, 2024, the Company had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $98.5 million. These foreign currency forward contracts have maturities ranging from September 2024 to February 2026. As of June 30, 2024, the Company had foreign currency forward contracts to buy British pounds and to sell U.S. dollars totaling $8.3 million. These foreign currency forward contracts have maturities ranging from September 2024 to February 2025.

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
As of June 30, 2024, the Company has a cross currency swap outstanding with a notional amount of €156.0 million and $150.0 million that matures in October 2024.
All derivative instruments are recorded on the condensed consolidated balance sheets at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Designated Hedging Activities
For a derivative instrument designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheets in AOCI to the extent the derivative instrument is effective in mitigating the exposure related to the anticipated transaction. The amount recorded within AOCI is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the second quarter and six months ended June 30, 2024 and July 2, 2023 was as follows (in millions):

	Second Quarter		Six Months
	2024	2023	2024	2023
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$0.2	$3.1	$0.9	$16.8
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$0.2	$(1.8)	$1.0	$(3.7)
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$1.2	$0.6	$4.9	$10.7
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$2.0	$2.2	$3.9	$3.7
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$—	$—	$—	$0.6
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred gains recorded in AOCI for the forward contracts that will mature in the next twelve months total $0.1 million, net of taxes. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the next twelve months total $1.9 million.

Non-Designated Hedging Activities
For a derivative instrument that has not been designated as an accounting hedge, the change in the fair value is recognized immediately in earnings. As of June 30, 2024, the Company had foreign currency forward contracts not designated as accounting hedges primarily in the following types and pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$276.4	U.S. Dollars	US$	202.3
Danish Krone	Kr.	167.4	U.S. Dollars	US$	24.4
Great Britain Pounds		£6.4	Euros		€7.5
Great Britain Pounds		£107.3	U.S. Dollars	US$	136.4
U.S. Dollars	US$	4.1	Euros		€4.1
Norwegian Krone	kr	218.2	U.S. Dollars	US$	20.8
Swedish Krona	kr	174.9	Euros		€15.3
Swedish Krona	kr	467.6	U.S. Dollars	US$	44.3
The preceding table includes non-designated hedges derived from terms contained in previously designated cash flow hedges. The gains and losses on these derivatives instruments which are not designated as accounting hedges are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
The effect of derivative instruments not designated as accounting hedges recognized in other income and expense for the second quarter and six months ended June 30, 2024 was expense of $2.8 million and $12.1 million, respectively. The effect of derivative instruments not designated as accounting hedges in other income and expense for the second quarter and six months ended July 2, 2023 was income of $2.0 million and $9.7 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative instruments are presented below. All fair values for these derivative instruments were measured using Level 2 inputs in the fair value hierarchy (in millions):

Asset/(Liability) Derivative Instruments	Balance sheet location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$0.4	$3.7
Cash flow forward contracts	Other non-current assets	0.2	2.4
Cash flow forward contracts	Other current liabilities	(0.3)	—
Currency / interest rate contracts	Other current assets (accrued interest)	0.1	0.1
Currency / interest rate contracts	Other current liabilities	(16.5)	(21.3)
Total derivatives designated as hedging instruments		(16.1)	(15.1)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	2.9	14.2
Non-designated forward contracts	Accrued liabilities	(5.0)	(3.2)
Total derivatives not designated as hedging instruments		(2.1)	11.0
Total derivative instruments, net		$(18.2)	$(4.1)
Note 14. Commitments and Contingencies
Trade Compliance Matters
The Company has made voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to an incorrect de minimis calculation methodology under the Export Administration Regulations. The Company has also made voluntary disclosures to export authorities in jurisdictions outside the U.S. for certain potential violations of local export laws. At this time, based on available information, we are unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.
Environmental Remediation Obligations
At June 30, 2024, the Company’s reserves for environmental remediation obligations totaled $6.8 million, of which $3.1 million is included in current accrued liabilities. At December 31, 2023, the Company’s reserves for environmental remediation obligations totaled $5.4 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Strategy
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our business with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions, product development and stock repurchases. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and evaluating cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development, we seek to create new products to grow our company and expand our addressable markets. We continually evaluate our businesses to ensure that they are aligned with our strategy.
Consistent with our strategy, we completed two acquisitions each in 2024 and in 2023. The financial results of the completed acquisitions have been included since the respective date of each acquisition.
Trends Affecting Our Business and Other Matters
We had previously assumed no full year sales growth in industrial automation markets as well as electronic test and measurement markets. However, those markets weakened more than planned in the first half of the year.
We have experienced supply chain challenges, including long lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. These supply chain challenges have also delayed our ability to timely convert backlog to revenue. Although to a lesser extent compared to recent years, we expect cost inflation impacts and supply chain constraints to continue during the remainder of 2024.
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
To date, we have not been materially impacted by the conflict in Israel and its effect on neighboring regions. We do not have material assets in Israel. Our total net sales to Israel in the first six months of 2024 and the full year 2023 was approximately 1% of total net sales, respectively. It is too early to determine the full extent of the impact this conflict could have on our business and our operations, including the impact to our suppliers from these regions, and our assessment of the potential impacts is ongoing.
As part of a continuing effort to reduce costs and improve operating performance, we may take and have taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses.

Results of Operations

	Second Quarter		%	Six Months		%
(in millions)	2024	2023	Change	2024	2023	Change
Net sales	$1,374.1	$1,424.7	(3.6)%	$2,724.2	$2,808.0	(3.0)%
Costs and expenses
Cost of sales	781.5	806.3	(3.1)%	1,551.7	1,597.0	(2.8)%
Selling, general and administrative ("SG&A")	296.5	313.0	(5.3)%	592.7	613.4	(3.4)%
Acquired intangible asset amortization	49.1	49.3	(0.4)%	98.5	99.0	(0.5)%
Total costs and expenses	1,127.1	1,168.6	(3.6)%	2,242.9	2,309.4	(2.9)%
Operating income (loss)	247.0	256.1	(3.6)%	481.3	498.6	(3.5)%
Interest and debt income (expense), net	(15.8)	(22.3)	(29.1)%	(28.5)	(43.3)	(34.2)%
Gain (loss) on debt extinguishment	—	1.6	*	—	1.6	*
Non-service retirement benefit income (expense)	2.7	2.9	(6.9)%	5.4	6.2	(12.9)%
Other income (expense), net	(2.2)	(3.4)	(35.3)%	(1.0)	(4.5)	(77.8)%
Income before income taxes	231.7	234.9	(1.4)%	457.2	458.6	(0.3)%
Provision (benefit) for income taxes	51.4	49.4	4.0%	97.8	94.3	3.7%
Net income (loss) including noncontrolling interest	180.3	185.5	(2.8)%	359.4	364.3	(1.3)%
Less: Net income (loss) attributable to noncontrolling interest	0.1	0.2	(50.0)%	0.7	0.3	133.3%
Net income (loss) attributable to Teledyne	$180.2	$185.3	(2.8)%	$358.7	$364.0	(1.5)%
* not meaningful

	Second Quarter		%	Six Months		%
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales (a):
Digital Imaging	$739.4	$793.3	(6.8)%	$1,480.2	$1,565.8	(5.5)%
Instrumentation	333.5	328.4	1.6%	663.9	661.9	0.3%
Aerospace and Defense Electronics	194.4	186.0	4.5%	380.1	359.2	5.8%
Engineered Systems	106.8	117.0	(8.7)%	200.0	221.1	(9.5)%
Total net sales	$1,374.1	$1,424.7	(3.6)%	$2,724.2	$2,808.0	(3.0)%
Operating income (loss):
Digital Imaging	$113.5	$124.6	(8.9)%	$227.3	$246.8	(7.9)%
Instrumentation	87.2	81.4	7.1%	173.2	162.1	6.8%
Aerospace and Defense Electronics	57.1	53.2	7.3%	109.0	100.2	8.8%
Engineered Systems	7.5	11.5	(34.8)%	10.2	21.5	(52.6)%
Corporate expense	(18.3)	(14.6)	25.3%	(38.4)	(32.0)	20.0%
Total operating income (loss)	$247.0	$256.1	(3.6)%	$481.3	$498.6	(3.5)%
(a) Net sales exclude inter-segment sales of $8.5 million and $13.3 million for the second quarter and six months of 2024, respectively, and $8.1 million and $14.3 million for the second quarter and six months of 2023, respectively,

Second Quarter Results
The following is a discussion of our 2024 second quarter results compared with the second quarter results of 2023. Comparisons are with the corresponding reporting period of 2023, unless noted otherwise.
Second quarter of 2024 compared with the second quarter of 2023
Our second quarter of 2024 net sales decreased 3.6%. Net income attributable to Teledyne for the second quarter of 2024 decreased 2.8%. Net income per diluted share was $3.77 for the second quarter of 2024, compared with net income per diluted share of $3.87.
Net Sales
The second quarter of 2024 net sales, compared with the second quarter of 2023, reflected lower net sales in the Digital Imaging and Engineered Systems segments, partially offset by higher net sales in the Aerospace and Defense Electronics and Instrumentation segments. The second quarter of 2024 also included $11.7 million in incremental sales from recent acquisitions.

Cost of Sales
Cost of sales decreased $24.8 million in the second quarter of 2024 primarily driven by lower net sales. Cost of sales as a percentage of net sales increased for the second quarter of 2024 to 56.9% from 56.6%.
Selling, General and Administrative Expense
SG&A expense, including research and development expense, decreased $16.5 million in the second quarter of 2024 due to lower sales as well as lower research and development expense, with the lower research and development expense primarily related to continued FLIR integration-related cost-reduction efforts implemented in the second half of 2023. SG&A expense as a percentage of net sales decreased to 21.5% for the second quarter of 2024, compared with 22.0%, primarily due to lower research and development expense. Corporate expense, which is included in SG&A expense, was $18.3 million for the second quarter of 2024, compared with $14.6 million, with the increase primarily related to higher compensation expense and increased legal contingencies for a legacy environmental reserve. Stock-based compensation expense was $9.3 million for the second quarter of 2024 compared with $8.4 million.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the second quarter of 2024 was $49.1 million compared with $49.3 million.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the second quarter of 2024 and 2023, pension service expense was $1.5 million. For 2024, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 6.86% compared with 5.71% in 2023.
Operating Income
Operating income for the second quarter of 2024 decreased 3.6%. The second quarter of 2024, compared with the second quarter of 2023, reflected lower operating income in the Digital Imaging and Engineered Systems segments, partially offset by higher operating income in the Aerospace and Defense Electronics and Instrumentation segments.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $15.8 million for the second quarter of 2024, compared with $22.3 million, with the decrease related to reduced outstanding borrowings with lower weighted average interest rates compared to the second quarter of 2023. Non-service retirement benefit income was $2.7 million for the second quarter of 2024 compared with $2.9 million. Other income and expense, net was expense of $2.2 million for the second quarter of 2024 compared with expense of $3.4 million for the second quarter of 2023.
Income Tax
The second quarter income tax provision considers income, permanent items, tax credits, and various statutory tax rates.

	Second Quarter
(Dollars in millions)	2024	2023
Provision (benefit) for income taxes (a)	$51.4	$49.4

Income (loss) before income taxes	$231.7	$234.9

Effective tax rate	22.2%	21.0%

(a) The second quarter of 2024 includes net discrete income tax benefits of $0.7 million and the second quarter of 2023 includes net discrete income tax benefits of $1.4 million.
First six months of 2024 compared with the first six months of 2023
The first six months of 2024 net sales decreased 3.0%. Net income for the first six months of 2024 decreased 1.5%. Net income per diluted share was $7.49 for the first six months of 2024, compared with net income per diluted share of $7.60.
Net Sales
The first six months of 2024 net sales, compared with the first six months of 2023 net sales, reflected lower net sales in the Digital Imaging and Engineered Systems segments, partially offset by higher net sales in the Aerospace and Defense Electronics and Instrumentation segments. The first six months of 2024 also included $14.2 million in incremental sales from recent acquisitions.
Cost of Sales
Cost of sales decreased $45.3 million in the first six months of 2024 and reflected the impact of lower sales. Cost of sales as a percentage of net sales increased slightly for the first six months of 2024 to 57.0% from 56.9%.

Selling, General and Administrative Expense
SG&A expense, including research and development expense, decreased $20.7 million in the first six months of 2024 due to lower sales as well as lower research and development expense, with the lower research and development expense primarily related to FLIR integration-related cost-reduction efforts implemented in the second half of 2023. SG&A expense as a percentage of net sales for the first six months of 2024 and 2023 was 21.8%. Corporate expense, which is included in SG&A expense, was $38.4 million for the first six months of 2024, compared with $32.0 million, with the increase primarily related to higher compensation expense, including higher stock-based compensation expense. Stock-based compensation expense was $21.3 million for the first six months of 2024 compared with $16.3 million. The first six months of 2024 also included $3.2 million of FLIR-related integration costs, including employee separation costs, facility consolidation costs and facility lease impairments.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first six months of 2024 was $98.5 million compared with $99.0 million.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the first six months of 2024, pension service expense was $3.0 million compared with $3.0 million. For 2024, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 6.86% compared with 5.71% in 2023.
Operating Income
Operating income for the first six months of 2024 decreased 3.5%. The first six months of 2024, compared with the first six months of 2023, reflected lower operating income in the Digital Imaging and Engineered Systems segments, partially offset by higher operating income in the Aerospace and Defense Electronics and Instrumentation segments.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $28.5 million for the first six months of 2024, compared with $43.3 million, with the decrease related to reduced outstanding borrowings with lower weighted average interest rates compared to the first six months quarter of 2023. Non-service retirement benefit income was $5.4 million for the first six months of 2024 compared with $6.2 million for the first six months of 2023. Other income and expense, net was expense of $1.0 million for the first six months of 2024 compared with $4.5 million of other expense for the first six months of 2023, with the difference primarily related to lower foreign exchange losses in the first six months of 2024 compared with the first six months of 2023.
Income Tax
The first six months income tax provision considers income, permanent items, tax credits, and various statutory tax rates. In both years, the first six months discrete impact is primarily tax on stock-based compensation.

	Six Months
(Dollars in millions)	2024	2023
Provision (benefit) for income taxes (a)	$97.8	$94.3

Income (loss) before income taxes	$457.2	$458.6

Effective tax rate	21.4%	20.6%

(a) The first six months of 2024 includes net discrete income tax benefits of $5.1 million and the first six months of 2023 includes net discrete income tax benefits of $8.0 million, respectively.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.

Digital Imaging

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$739.4	$793.3	$(53.9)	(6.8)%	$1,480.2	$1,565.8	$(85.6)	(5.5)%
Cost of sales	$411.2	$427.2	$(16.0)	(3.7)%	$819.8	$846.5	$(26.7)	(3.2)%
SG&A expense	$169.4	$195.9	$(26.5)	(13.5)%	$342.0	$381.1	$(39.1)	(10.3)%
Acquired intangible asset amortization	$45.3	$45.6	$(0.3)	(0.7)%	$91.1	$91.4	$(0.3)	(0.3)%
Operating income	$113.5	$124.6	$(11.1)	(8.9)%	$227.3	$246.8	$(19.5)	(7.9)%
As a percentage of net sales:
Cost of sales	55.6%	53.9%			55.3%	54.1%
SG&A expense	22.9%	24.7%			23.1%	24.3%
Acquired intangible asset amortization	6.1%	5.7%			6.2%	5.8%
Operating income	15.4%	15.7%			15.4%	15.8%
Second quarter of 2024 compared with the second quarter of 2023
Net sales decreased primarily due to lower sales of industrial automation imaging systems, X-ray products and commercial infrared imaging systems, partially offset by higher sales of infrared detectors and surveillance systems. Sales of industrial automation imaging systems decreased $46.9 million, sales of X-ray products decreased $13.7 million, sales of commercial infrared imaging systems decreased $13.5 million, sales of surveillance systems increased $10.9 million and sales of infrared detectors increased $9.0 million.
Cost of sales decreased primarily due to decreased net sales partially offset by product mix. As a result of unfavorable product mix, including lower industrial automation imaging systems net sales, the cost of sales percentage increased during the period. SG&A expense decreased due to lower net sales as well $22.3 million in lower research and development costs. SG&A expense as a percentage of net sales decreased primarily due to lower research and development cost. Research and development costs decreased primarily due to FLIR integration-related cost-reduction efforts implemented in the second half of 2023.
Operating income decreased primarily due to lower net sales and unfavorable product mix during the period partially offset by lower research and development costs, and operating income as a percentage of net sales decreased during the period primarily due to unfavorable product mix partially offset by lower research and development costs.
First six months of 2024 compared with the first six months of 2023
Net sales decreased primarily due to lower sales of industrial automation imaging systems, commercial infrared imaging systems and X-ray products, partially offset by higher sales of infrared detectors and surveillance systems. Sales of industrial automation imaging systems decreased $91.4 million, sales of commercial infrared imaging systems decreased $15.8 million, sales of X-ray products decreased $13.4 million, sales of infrared detectors increased $13.8 million and sales of surveillance systems increased $11.5 million.
Cost of sales decreased primarily due to decreased net sales partially offset by product mix. As a result of unfavorable product mix, including lower industrial automation imaging systems net sales, the cost of sales percentage increased during the period. SG&A expense decreased primarily due to lower net sales and $41.3 million in lower research and development costs. SG&A expense as a percentage of net sales decreased primarily due primarily due to lower research and development costs. Research and development costs decreased primarily due to FLIR integration-related cost-reduction efforts implemented in the second half of 2023.
Operating income decreased primarily due to lower net sales and unfavorable product mix during the period partially offset by lower research and development costs. Operating income as a percentage of net sales decreased during the period primarily due to unfavorable product mix partially offset by lower research and development costs.

Instrumentation

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$333.5	$328.4	$5.1	1.6%	$663.9	$661.9	$2.0	0.3%
Cost of sales	$170.0	$172.5	$(2.5)	(1.4)%	$341.2	$352.9	$(11.7)	(3.3)%
SG&A expense	$72.7	$71.0	$1.7	2.4%	$142.5	$139.7	$2.8	2.0%
Acquired intangible asset amortization	$3.6	$3.5	$0.1	2.9%	$7.0	$7.2	$(0.2)	(2.8)%
Operating income	$87.2	$81.4	$5.8	7.1%	$173.2	$162.1	$11.1	6.8%
As a percentage of net sales:
Cost of sales	51.0%	52.5%			51.3%	53.3%
SG&A expense	21.8%	21.6%			21.5%	21.1%
Acquired intangible asset amortization	1.1%	1.1%			1.1%	1.1%
Operating income	26.1%	24.8%			26.1%	24.5%
Second quarter of 2024 compared with the second quarter of 2023
Net sales increased due to higher sales in our Marine Instrumentation product line, partially offset by lower sales at our Test and Measurement Instrumentation and Environmental Instrumentation product lines. Sales of Marine Instrumentation increased $20.4 million due to the ongoing recovery in offshore energy markets as well as stronger defense market sales. Sales of Test and Measurement Instrumentation and Environmental Instrumentation decreased $13.5 million and $1.8 million, respectively, with the decrease in Test and Measurement Instrumentation primarily due to end market weakness.
Cost of sales decreased primarily due to favorable product mix. The cost of sales percentage decreased due to favorable product mix, including improved margins in our Marine Instrumentation product line. SG&A expense increased slightly due to higher research and development expense in the period, and SG&A expense as a percentage of net sales also increased slightly.
Operating income increased primarily due to higher Marine Instrumentation sales and improved margins, and operating income as a percentage of net sales increased due to improved product margins at Marine Instrumentation.
For six months of 2024 compared with the first six months of 2023
Net sales increased due to higher sales in our Marine Instrumentation product line, partially offset by lower sales at our Test and Measurement Instrumentation and Environmental Instrumentation product lines. Sales of Marine Instrumentation increased $40.0 million due to the ongoing recovery in offshore energy markets as well as stronger defense market sales. Sales of Test and Measurement Instrumentation decreased $29.4 million, and sales of Environmental Instrumentation decreased $8.6 million, respectively, primarily due to end market weakness.
Cost of sales decreased primarily due to favorable product mix, and the cost of sales percentage decreased due to favorable product mix, including increased margins in our Marine Instrumentation product line. SG&A expense increased primarily due to higher net sales.
Operating income increased primarily due to higher net sales and favorable product mix, including improved margins in our Marine Instrumentation product line. Operating income as a percentage of net sales increased primarily due to increased net sales and favorable product mix.

Aerospace and Defense Electronics

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$194.4	$186.0	$8.4	4.5%	$380.1	$359.2	$20.9	5.8%
Cost of sales	$107.5	$107.3	$0.2	0.2%	$215.4	$211.0	$4.4	2.1%
SG&A expense	$29.6	$25.3	$4.3	17.0%	$55.3	$47.6	$7.7	16.2%
Acquired intangible asset amortization	$0.2	$0.2	$—	—%	$0.4	$0.4	$—	—%
Operating income	$57.1	$53.2	$3.9	7.3%	$109.0	$100.2	$8.8	8.8%
As a percentage of net sales:
Cost of sales	55.3%	57.7%			56.7%	58.7%
SG&A expense	15.2%	13.6%			14.5%	13.3%
Acquired intangible asset amortization	0.1%	0.1%			0.1%	0.1%
Operating income	29.4%	28.6%			28.7%	27.9%
Second quarter of 2024 compared with the second quarter of 2023
Net sales increased due to a $4.4 million increase in defense electronics and a $4.0 million increase in aerospace electronics.
Cost of sales increased slightly due to higher net sales partially offset by favorable product mix, and the cost of sales percentage decreased due to favorable product mix. SG&A expense increased primarily due to higher net sales as well as a $2.4 million increase in research and development costs.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales and favorable product mix during the period.
First six months of 2024 compared with the first six months of 2023
Net sales increased due to a $14.1 million increase for aerospace electronics and a $6.8 million increase for defense electronics.
Cost of sales increased primarily due to higher net sales partially offset by favorable product mix and improved margins, and the cost of sales percentage decreased as a result. SG&A expense as well as the SG&A expense percentage increased primarily due to a $3.2 million increase in research and development costs.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales during the period, favorable product mix and improved product margins.
Engineered Systems

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$106.8	$117.0	$(10.2)	(8.7)%	$200.0	$221.1	$(21.1)	(9.5)%
Cost of sales	$92.8	$99.3	$(6.5)	(6.5)%	$175.3	$186.6	$(11.3)	(6.1)%
SG&A expense	$6.5	$6.2	$0.3	4.8%	$14.5	$13.0	$1.5	11.5%
Operating income	$7.5	$11.5	$(4.0)	(34.8)%	$10.2	$21.5	$(11.3)	(52.6)%
As percentage of net sales:
Cost of sales	86.9%	84.9%			87.7%	84.4%
SG&A expense	6.1%	5.3%			7.2%	5.9%
Operating income	7.0%	9.8%			5.1%	9.7%

Second quarter of 2024 compared with the second quarter of 2023
Net sales decreased due to lower sales of $8.9 million for engineered products and lower sales of $1.3 million for energy systems.
Cost of sales decreased primarily due to lower net sales as well as unfavorable program mix. The cost of sales percentage increased during the period due primarily to unfavorable program mix. SG&A expense increased due to higher selling expense, and SG&A expense as a percentage of net sales increased.
Operating income and operating income as a percentage of net sales decreased primarily due to unfavorable program mix.

First six months of 2024 compared with the first six months of 2023
Net sales decreased primarily due to lower sales of $19.0 million for engineered products and lower sales of $2.1 million for energy systems.
Cost of sales decreased primarily due to lower net sales. The cost of sales percentage increased slightly. SG&A expense increased primarily due to higher net sales. SG&A expense as a percentage of net sales increased.
Operating income decreased primarily due to lower net sales. Operating income as a percentage of net sales decreased slightly.
Financial Condition, Liquidity and Capital Resources
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. We may deploy cash for the stock repurchase program. It is anticipated that cash on hand, operating cash flow, together with available borrowings under our $1.20 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may need to raise additional capital. No cash pension contributions have been made since 2013 or are planned for the remainder of 2024 for the domestic qualified pension plans.
Cash and Cash Equivalents
Cash and cash equivalents totaled $443.2 million at June 30, 2024 compared with $648.3 million at December 31, 2023. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.
Long-term Debt
Total debt at June 30, 2024 was $2,797.4 million compared with $3,244.9 million at December 31, 2023. In the first half of 2024, we made a $450 million debt maturity payment on the Senior notes due April 2024.
At June 30, 2024, $1,177.7 million was available under the $1.20 billion credit facility, after reductions of $22.3 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.20 billion credit facility expiring June 2029 and our $150.0 million term loan due October 2024, require us to comply with various financial and operating covenants. At June 30, 2024, we were in compliance with these covenants.
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
Stock Repurchases
In April 2024, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $1.25 billion of our common stock. This authorization superseded prior open stock repurchase programs authorized by the Board of Directors. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. We currently intend to fund future share repurchases with cash on hand and available borrowings under our credit facility.
During the second quarter of 2024, we repurchased approximately 0.5 million shares for $193.8 million with a weighted-average price of $391.92 per share. Subsequent to the end of the second quarter of 2024, we repurchased approximately 0.2 million shares for $84.5 million with a weighted-average price of $394.43 per share.
Cash Flows:
Net cash provided by operating activities was $609.7 million for the first six months of 2024 compared with $393.5 million, driven primarily by stronger working capital conversion in the first six months of 2024, including stronger account receivable collection and higher contract liabilities from customer advances.
Net cash used in investing activities was $157.1 million for the first six months of 2024 compared with $104.5 million. During the first six months of 2024, we spent $123.6 million on acquisitions as compared with $53.5 million. Capital expenditures for the first six months of 2024 and 2023 were $33.6 million and $51.7 million, respectively. We currently plan to invest approximately $100 million for capital expenditures in 2024.
Net cash used in financing activities was $637.9 million for the first six months of 2024 compared with net cash used in financing activities of $567.8 million, with the first six months of 2024 including a $450 million debt maturity payment on the Senior Notes due April 2024, and share repurchases of $193.8 million. During the first six months of 2023, we repaid $570.0 million of debt, including paying $300.0 million of debt that matured in April 2023 and making $260.0 million of floating rate debt payments which reduced our term loan due June 2029 by $135.0 million and reduced our outstanding credit facility balance by $125.0 million. In addition, during the second quarter of 2023, we repurchased and retired $10.0 million of our Fixed Rate Senior Notes due April 2031, and we recorded a $1.6 million non-cash gain on the extinguishment of this debt.
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
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to the condensed consolidated Financial Statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2023 Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, sales growth, earnings, operating margin, growth opportunities, acquisitions, product sales, capital expenditures, stock repurchases, pension matters, stock-based compensation expense, the credit facility, interest expense, severance, relocation and facility consolidation costs, environmental remediation costs, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believe” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
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
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 30, 2024, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended June 30, 2024, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
On April 23, 2024, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.25 billion of the Company’s common stock. The authorized stock repurchase program does not have a stated expiration date. The following table sets forth the shares repurchased during each fiscal month during the second quarter of 2024.

Fiscal Month 2024	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in Millions)
April 1 - May 5	63,707	$382.39	63,707	$1,225.6
May 6 - June 2	219,019	$396.53	219,019	$1,138.8
June 3 - June 30	211,687	$390.02	211,687	$1,056.2
Total	494,413	$391.92	494,413

Item 5.	Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

Item 6.	Exhibits

(a)	Exhibits
Exhibit 3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

	Exhibit 3.2	Certificate of Amendment to Teledyne's Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

	Exhibit 3.3	Fifth Amended and Restated Bylaws of Teledyne (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

Exhibit 10.1
Second Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among Teledyne Technologies Incorporated, as borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2024 (File No. 1-15295))

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: July 26, 2024	By:	/s/ Stephen F. Blackwood
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

Exhibit 3.2	Certificate of Amendment to Teledyne's Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

Exhibit 3.3	Fifth Amended and Restated Bylaws of Teledyne (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

Exhibit 10.1
Second Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among Teledyne Technologies Incorporated, as borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2024 (File No. 1-15295))

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