Form 10-Q
period 2024-09-29
TELEDYNE TECHNOLOGIES INC
filed 2024-10-28
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
Yes  ☐    No  ☒
There were 46,602,321 shares of common stock, $.01 par value per share, outstanding as of October 18, 2024.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2024 AND OCTOBER 1, 2023
(Unaudited - Amounts in millions, except per share amounts)

	Third Quarter		Nine Months
	2024	2023	2024	2023
Net sales	$1,443.5	$1,402.5	$4,167.7	$4,210.5
Costs and expenses
Cost of sales	823.9	797.2	2,375.6	2,394.2
Selling, general and administrative	299.1	291.9	891.8	905.3
Acquired intangible asset amortization	49.8	49.1	148.3	148.1
Total costs and expenses	1,172.8	1,138.2	3,415.7	3,447.6
Operating income (loss)	270.7	264.3	752.0	762.9
Interest and debt income (expense), net	(15.7)	(18.4)	(44.2)	(61.7)
Gain (loss) on debt extinguishment	—	—	—	1.6
Non-service retirement benefit income (expense), net	2.8	3.1	8.2	9.3
Other income (expense), net	(2.7)	(2.9)	(3.7)	(7.4)
Income (loss) before income taxes	255.1	246.1	712.3	704.7
Provision (benefit) for income taxes	(7.1)	47.3	90.7	141.6
Net income (loss) including noncontrolling interest	262.2	198.8	$621.6	$563.1
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.2	0.9	0.5
Net income (loss) attributable to Teledyne	$262.0	$198.6	$620.7	$562.6

Basic earnings per common share	$5.61	$4.22	$13.18	$11.97
Weighted average common shares outstanding	46.7	47.1	47.1	47.0

Diluted earnings per common share	$5.54	$4.15	$13.01	$11.75
Weighted average diluted common shares outstanding	47.3	47.9	47.7	47.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2024 AND OCTOBER 1, 2023
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2024	2023	2024	2023
Net income (loss) including noncontrolling interest	$262.2	$198.8	$621.6	$563.1
Other comprehensive income (loss):
Foreign exchange translation adjustment	136.2	(76.6)	41.6	(68.6)
Hedge activity, net of tax	—	(1.1)	(6.5)	3.0
Pension and postretirement benefit adjustments, net of tax	1.5	1.8	5.7	4.2
Other comprehensive income (loss)	137.7	(75.9)	40.8	(61.4)
Comprehensive income (loss) including noncontrolling interest	399.9	122.9	662.4	501.7
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.2	0.2	0.9	0.5
Comprehensive income (loss) attributable to Teledyne	$399.7	$122.7	$661.5	$501.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	September 29, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$561.0	$648.3
Accounts receivable, net	933.8	899.7
Unbilled receivables, net	327.3	302.4
Inventories, net	964.8	917.7
Prepaid expenses and other current assets	203.3	213.3
Total current assets	2,990.2	2,981.4
Property, plant and equipment, net of accumulated depreciation and amortization of $1,015.0 at September 29, 2024 and $947.1 at December 31, 2023	758.3	777.0
Goodwill	8,121.3	8,002.8
Acquired intangibles, net	2,158.0	2,278.1
Prepaid pension assets	215.6	203.3
Other assets, net	287.5	285.3
Total Assets	$14,530.9	$14,527.9
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$445.7	$384.7
Accrued liabilities	900.6	781.3
Current portion of long-term debt	150.1	600.1
Total current liabilities	1,496.4	1,766.1
Long-term debt, net of current portion	2,647.9	2,644.8
Long-term deferred tax liabilities	388.9	415.4
Other long-term liabilities	398.0	475.8
Total Liabilities	4,931.2	5,302.1
Commitments and contingencies
Redeemable Noncontrolling Interest	5.5	4.6
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; issued shares: 47,432,888 at September 29, 2024 and 47,331,845 at December 31, 2023; outstanding shares: 46,624,244 at September 29, 2024 and 47,331,845 at December 31, 2023	0.5	0.5
Additional paid-in capital	4,440.4	4,407.3
Retained earnings	6,068.2	5,447.5
Treasury stock, 808,644 shares at September 29, 2024 and none at December 31, 2023	(321.6)	—
Accumulated other comprehensive income (loss)	(593.3)	(634.1)
Total Stockholders’ Equity	9,594.2	9,221.2
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$14,530.9	$14,527.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited - Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	$0.5	$4,407.3	$—	$5,447.5	$(634.1)	$9,221.2
Net income (loss)	—	—	—	178.5	—	178.5
Other comprehensive income (loss), net of tax	—	—	—	—	(90.9)	(90.9)
Stock-based compensation	—	12.0	—	—	—	12.0
Exercise of stock options and other	—	7.2	—	—	—	7.2
Balance, March 31, 2024	0.5	4,426.5	—	5,626.0	(725.0)	9,328.0
Net income (loss)	—	—	—	180.2	—	180.2
Other comprehensive income (loss), net of tax	—	—	—	—	(6.0)	(6.0)
Treasury stock issued	—	(1.9)	1.9	—	—	—
Treasury stock repurchased	—	—	(193.8)	—	—	(193.8)
Stock-based compensation	—	9.3	—	—	—	9.3
Exercise of stock options and other	—	2.0	—	—	—	2.0
Balance, June 30, 2024	0.5	4,435.9	(191.9)	5,806.2	(731.0)	9,319.7
Net income (loss)	—	—	—	262.0	—	262.0
Other comprehensive income (loss), net of tax	—	—	—	—	137.7	137.7
Treasury stock issued	—	(9.1)	9.1	—	—	—
Treasury stock repurchased	—	—	(138.8)	—	—	(138.8)
Stock-based compensation	—	8.7	—	—	—	8.7
Exercise of stock options	—	4.9	—	—	—	4.9
Balance, September 29, 2024	$0.5	$4,440.4	$(321.6)	$6,068.2	$(593.3)	$9,594.2

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
(Unaudited - Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	$0.5	$4,353.4	$(20.0)	$4,561.8	$(726.5)	$8,169.2
Net income (loss)	—	—	—	178.7	—	178.7
Other comprehensive income (loss), net of tax	—	—	—	—	(0.3)	(0.3)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation	—	7.9	—	—	—	7.9
Exercise of stock options and other	—	10.2	—	—	—	10.2
Balance, April 2, 2023	0.5	4,360.9	(9.4)	4,740.5	(726.8)	8,365.7
Net income (loss)	—	—	—	185.3	—	185.3
Other comprehensive income (loss), net of tax	—	—	—	—	14.8	14.8
Treasury stock issued	—	(2.9)	2.9	—	—	—
Stock-based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	4.8	—	—	—	4.8
Balance, July 2, 2023	0.5	4,371.2	(6.5)	4,925.8	(712.0)	8,579.0
Net income (loss)	—	—	—	198.6	—	198.6
Other comprehensive income (loss), net of tax	—	—	—	—	(75.9)	(75.9)
Treasury stock issued	—	(5.7)	5.7	—	—	—
Stock-based compensation	—	8.0	—	—	—	8.0
Exercise of stock options	—	12.2	—	—	—	12.2
Balance, October 1, 2023	$0.5	$4,385.7	$(0.8)	$5,124.4	$(787.9)	$8,721.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2024 AND OCTOBER 1, 2023
(Unaudited - Amounts in millions)

	Nine Months
	2024	2023
Operating Activities
Net income (loss) including noncontrolling interest	$621.6	$563.1
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	232.7	239.0
Stock-based compensation	30.0	24.3
Debt extinguishment (income) expense	—	(1.6)
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(45.9)	(31.1)
Inventories	(33.0)	(77.2)
Accounts payable	55.2	(47.4)
Deferred taxes and income taxes receivable (payable), net	(63.1)	41.0
Prepaid expenses and other assets	(16.7)	(26.3)
Accrued expenses and other liabilities	69.1	(13.4)
Other operating, net	9.6	1.3
Net cash provided by (used in) operating activities	859.5	671.7
Investing Activities
Purchases of property, plant and equipment	(54.7)	(74.7)
Purchases of businesses, net of cash acquired	(123.7)	(53.5)
Other investing, net	0.2	0.9
Net cash provided by (used in) investing activities	(178.2)	(127.3)
Financing Activities
Proceeds from (payments on) fixed rate senior notes	(450.0)	(308.4)
Net borrowings from (repayments made to) credit facility	—	(125.0)
Proceeds from (payments on) other debt	(0.2)	(245.3)
Proceeds from exercise of stock options	16.5	27.2
Purchases of treasury stock	(332.6)	—
Liquidation (maturity) of cross currency swap	—	(13.5)
Other financing, net	(6.1)	(0.7)
Net cash provided by (used in) financing activities	(772.4)	(665.7)
Effects of exchange rate changes on cash	3.8	(8.2)
Change in cash and cash equivalents	(87.3)	(129.5)
Cash and cash equivalents—beginning of period	648.3	638.1
Cash and cash equivalents—end of period	$561.0	$508.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 29, 2024
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 29, 2024 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the third quarter and nine months ended September 29, 2024. The results of operations and cash flows for the periods ended September 29, 2024 and cash flows for the nine months ended September 29, 2024 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
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
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for these acquisitions (in millions):

	2024
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
Adimec	June 4, 2024	$88.7	$64.7	$17.9
Valeport	April 10, 2024	35.0	23.0	7.8
		$123.7	$87.7	$25.7
(a) Net of cash acquired; approximately 10% of the Valeport purchase price is payable in 2025 and included in the amount above

	2023
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
Xena Networks	October 13, 2023	$24.2	$21.1	$4.8
ChartWorld	January 3, 2023	53.5	55.5	11.3
Total		$77.7	$76.6	$16.1
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

The following table presents net sales and operating income by segment (dollars in millions):

	Third Quarter		%	Nine Months		%
	2024	2023	Change	2024	2023	Change
Net sales (a):
Digital Imaging	$768.4	$775.8	(1.0)%	$2,248.6	$2,341.6	(4.0)%
Instrumentation	349.8	329.1	6.3%	1,013.7	991.0	2.3%
Aerospace and Defense Electronics	200.2	183.3	9.2%	580.3	542.5	7.0%
Engineered Systems	125.1	114.3	9.4%	325.1	335.4	(3.1)%
Total net sales	$1,443.5	$1,402.5	2.9%	$4,167.7	$4,210.5	(1.0)%
Operating income:
Digital Imaging	$123.9	$136.3	(9.1)%	$351.2	$383.1	(8.3)%
Instrumentation	96.3	85.5	12.6%	269.5	247.6	8.8%
Aerospace and Defense Electronics	56.3	49.4	14.0%	165.3	149.6	10.5%
Engineered Systems	12.9	10.9	18.3%	23.1	32.4	(28.7)%
Corporate expense	(18.7)	(17.8)	5.1%	(57.1)	(49.8)	14.7%
Operating income	$270.7	$264.3	2.4%	$752.0	$762.9	(1.4)%
(a) Net sales exclude inter-segment sales of $5.9 million and $19.2 million for the third quarter and first nine months of 2024, respectively, and $7.2 million and $21.5 million for the third quarter and first nine months of 2023, respectively.

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2024	2023	2024	2023
Marine Instrumentation	$164.4	$132.5	$460.0	$388.1
Environmental Instrumentation	109.0	113.0	333.6	346.2
Test and Measurement Instrumentation	76.4	83.6	220.1	256.7
Total	$349.8	$329.1	$1,013.7	$991.0
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	September 29, 2024	December 31, 2023
Digital Imaging	$11,322.9	$11,382.2
Instrumentation	1,800.8	1,692.3
Aerospace and Defense Electronics	577.1	569.1
Engineered Systems	202.0	184.8
Corporate	628.1	699.5
Total identifiable assets	$14,530.9	$14,527.9
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

	Third Quarter Ended September 29, 2024			Third Quarter Ended September 29, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$146.8	$621.6	$768.4	$361.2	$208.4	$131.7	$67.1	$768.4
Instrumentation	29.6	320.2	349.8	155.0	98.0	65.1	31.7	349.8
Aerospace and Defense Electronics	69.3	130.9	200.2	135.2	35.4	20.5	9.1	200.2
Engineered Systems	113.7	11.4	125.1	123.6	—	0.7	0.8	125.1
Total	$359.4	$1,084.1	$1,443.5	$775.0	$341.8	$218.0	$108.7	$1,443.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Nine Months Ended September 29, 2024			Nine Months Ended September 29, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$399.8	$1,848.8	$2,248.6	$1,020.2	$610.4	$402.4	$215.6	$2,248.6
Instrumentation	92.3	921.4	1,013.7	453.0	277.5	187.1	96.1	1,013.7
Aerospace and Defense Electronics	188.9	391.4	580.3	391.8	103.0	59.2	26.3	580.3
Engineered Systems	289.2	35.9	325.1	322.4	—	1.1	1.6	325.1
Total	$970.2	$3,197.5	$4,167.7	$2,187.4	$990.9	$649.8	$339.6	$4,167.7
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Third Quarter Ended October 1, 2023			Third Quarter Ended October 1, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$151.5	$624.3	$775.8	$358.6	$196.6	$150.0	$70.6	$775.8
Instrumentation	27.0	302.1	329.1	142.5	93.7	64.1	28.8	329.1
Aerospace and Defense Electronics	69.8	113.5	183.3	123.7	35.1	17.0	7.5	183.3
Engineered Systems	102.5	11.8	114.3	112.6	—	0.8	0.9	114.3
Total	$350.8	$1,051.7	$1,402.5	$737.4	$325.4	$231.9	$107.8	$1,402.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Nine Months Ended October 1, 2023			Nine Months Ended October 1, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$413.1	$1,928.5	$2,341.6	$1,049.4	$601.2	$460.8	$230.2	$2,341.6
Instrumentation	71.3	919.7	$991.0	419.9	286.1	196.2	88.8	991.0
Aerospace and Defense Electronics	205.9	336.6	$542.5	369.8	100.8	49.5	22.4	542.5
Engineered Systems	299.0	36.4	$335.4	330.3	—	1.4	3.7	335.4
Total	$989.3	$3,221.2	$4,210.5	$2,169.4	$988.1	$707.9	$345.1	$4,210.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination
With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the nine months ended September 29, 2024, approximately 51% of net sales in the Engineered Systems segment were derived from fixed price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	September 29, 2024	December 31, 2023
Accrued liabilities	$326.7	$241.1
Other long-term liabilities	29.4	25.5
Total contract liabilities	$356.1	$266.6
The Company recognized revenue of $130.3 million during the nine months ended September 29, 2024 from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,578.4 million. The Company expects approximately 77% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 23% recognized thereafter.
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
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2024 was $5.1 million of favorable operating income compared with $1.7 million of favorable operating income in the first nine months of 2023. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income (loss) for any period presented.

Note 5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 31, 2023	$6,877.0	$944.8	$163.4	$17.6	$8,002.8
Current year acquisitions	64.7	23.0	—	—	87.7
Foreign currency changes and other	21.4	7.8	1.6	—	30.8
Balance at September 29, 2024	$6,963.1	$975.6	$165.0	$17.6	$8,121.3
Acquired intangible assets
Acquired intangible assets consisted of the following (in millions):

	September 29, 2024			December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,717.3	$784.0	$933.3	$1,696.6	$663.0	$1,033.6
Customer list/relationships	617.8	250.0	367.8	609.5	219.4	390.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	12.3	7.2	5.1	10.2	5.8	4.4
Backlog	16.5	16.5	—	16.4	16.4	—
Total intangibles subject to amortization	2,365.4	1,059.2	1,306.2	2,334.2	906.1	1,428.1
Intangibles not subject to amortization:
Trademarks	851.8	—	851.8	850.0	—	850.0
Total acquired intangible assets	$3,217.2	$1,059.2	$2,158.0	$3,184.2	$906.1	$2,278.1
An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Based on the results of the Company’s annual assessment in the fourth quarter of 2023, all reporting units with the exception of the FLIR reporting unit in the Digital Imaging segment had estimated fair values that exceeded their respective carrying value by more than 100%. At the assessment date in the fourth quarter of 2023, the estimated fair value of the FLIR reporting unit exceeded its carrying value by approximately $460 million or 6%, and the FLIR reporting unit had $5,832.4 million of goodwill at the prior year assessment date. As of September 29, 2024, the FLIR reporting unit had $5,884.9 million of goodwill, with the change in value from the prior year assessment date related to the impact of foreign currency translation.
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

For all reporting units, including the FLIR reporting unit, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value. As such, no interim impairment review was required. The Company will perform its annual analysis during the fourth quarter of 2024.
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
For all indefinite-lived trademarks, including the FLIR trademark, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the trademark is below its carrying value. As such, no interim impairment review was required. The Company will perform its annual analysis during the fourth quarter of 2024.
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $173.2 million and $265.1 million of cash equivalents at September 29, 2024 and December 31, 2023, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $14.8 million at September 29, 2024 and $11.5 million at December 31, 2023.
Inventories, net
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the first-in, first-out (“FIFO”) method or average cost method. Inventory balances are summarized as follows (in millions):

	Balance at
	September 29, 2024	December 31, 2023
Raw materials and supplies	$582.7	$560.6
Work in process	209.6	184.8
Finished goods	172.5	172.3
Total inventories, net	$964.8	$917.7

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

	Nine Months
Warranty Reserve (in millions):	2024	2023
Balance at beginning of year	$49.1	$50.3
Product warranty expense	18.4	11.7
Deductions	(19.3)	(11.5)
Acquisition	0.4	0.2
Balance at end of period	$48.6	$50.7
Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	September 29, 2024	December 31, 2023
$1.20 billion credit facility due June 2029	$—	$—
Term loan due October 2024, variable rate of 6.60% at September 29, 2024 and 6.71% at December 31, 2023, swapped to a Euro fixed rate of 0.61%	150.0	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,030.0
0.95% Fixed Rate Senior Notes due and repaid April 2024	—	450.0
Other debt	1.1	1.0
Debt discount and debt issuance costs	(18.1)	(21.1)
Total debt, net	2,798.0	3,244.9
Less: Current portion of long-term debt	(150.1)	(600.1)
Total long-term debt, net of current portion	$2,647.9	$2,644.8
At September 29, 2024, $1,171.1 million was available under the $1.20 billion credit facility, after a reduction of $28.9 million in outstanding letters of credit. The Company’s bank credit agreements requires it to comply with various financial and operating covenants and at September 29, 2024, the Company was in compliance with these covenants. During the first nine months of 2024, the Company made a $450 million debt maturity payment on the Senior Notes due April 2024.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company estimates the fair value of long-term debt by using Level 2 inputs in the fair value hierarchy which is based on observable market data. As of September 29, 2024 and December 31, 2023, the aggregate fair values of our borrowings were $2,600.3 million and $2,965.3 million, respectively, and the carrying values were $2,816.1 million and $3,266.0 million, respectively.
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

	Third Quarter		Nine Months
(dollars in millions)	2024	2023	2024	2023
Provision (benefit) for income taxes (a)	$(7.1)	$47.3	$90.7	$141.6

Income (loss) before income taxes	$255.1	$246.1	$712.3	$704.7

Effective tax rate	(2.8)%	19.2%	12.7%	20.1%
(a) The third quarter of 2024 includes net discrete income tax benefits of $62.3 million and the first nine months of 2024 includes net discrete income tax benefits of $67.4 million, respectively, with the income tax benefits primarily related to the release of a net income tax reserve liability (including applicable interest and penalties) as a result of a favorable resolution reached by the Company with foreign tax authorities around transfer pricing between certain FLIR subsidiaries. The third quarter of 2023 includes net discrete income tax benefits of $6.1 million and the first nine months of 2023 includes net discrete income tax benefits of $14.1 million, respectively.
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
Note 9. Pension Plans

	Third Quarter		Nine Months
	2024	2023	2024	2023
Service cost — benefits earned during the period (in millions)	$1.5	$1.5	$4.5	$4.5

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$8.0	$8.4	$24.3	$25.2
Expected return on plan assets	(13.6)	(13.6)	(40.7)	(40.7)
Amortization of net prior service cost (income)	(0.1)	(0.4)	(0.5)	(1.3)
Amortization of net actuarial loss (gain)	2.9	2.5	8.7	7.5
Pension non-service cost (income)	$(2.8)	$(3.1)	$(8.2)	$(9.3)

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
Stock-based compensation expense was $8.7 million and $30.0 million for the third quarter and first nine months of 2024, respectively, and $8.0 million and $24.3 million for the third quarter and first nine months of 2023, respectively. Stock option activity for the third quarter and first nine months of 2024 is as follows:

	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,287,276	$268.15	1,337,972	$249.76
Granted	—	$—	67,003	$441.98
Exercised	(22,684)	$220.95	(121,723)	$135.37
Canceled	(2,690)	$399.73	(21,350)	$385.21
Ending balance	1,261,902	$268.71	1,261,902	$268.71
Exercisable at end of period	1,113,658	$251.48	1,113,658	$251.48
Restricted stock activity for the third quarter and first nine months of 2024 is as follows:

	Third Quarter		Nine Months
	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share
Beginning balance	188,968	$383.89	123,089	$364.86
Granted	74	$441.86	94,124	$429.00
Vested	(301)	$409.70	(23,334)	$384.62
Forfeited/canceled	(950)	$393.10	(6,088)	$384.52
Ending balance	187,791	$393.85	187,791	$393.85

Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2024	2023	2024	2023
Weighted average basic common shares outstanding	46.7	47.1	47.1	47.0
Effect of dilutive securities (primarily stock options)	0.6	0.8	0.6	0.9
Weighted average diluted common shares outstanding	47.3	47.9	47.7	47.9
For the third quarter and first nine months of 2024 and 2023, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
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
During the third quarter of 2024, the Company repurchased approximately 0.3 million shares for $138.8 million with a weighted-average price of $404.67 per share. During the first nine months of 2024, the Company repurchased approximately 0.8 million shares for $332.6 million with a weighted-average price of $397.14 per share. Subsequent to the end of the third quarter of 2024, the Company repurchased less than 0.1 million shares for $21.4 million with a weighted-average price of $445.85 per share.

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, for the third quarter and nine months ended September 29, 2024 and October 1, 2023 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at June 30, 2024	$(487.3)	$1.7	$(245.4)	$(731.0)
Other comprehensive income (loss) before reclassifications	136.2	(3.3)	—	132.9
Amounts reclassified from AOCI	—	3.3	1.5	4.8
Net other comprehensive income (loss)	136.2	—	1.5	137.7
Balance at September 29, 2024	$(351.1)	$1.7	$(243.9)	$(593.3)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at July 2, 2023	$(464.3)	$5.4	$(253.1)	$(712.0)
Other comprehensive income (loss) before reclassifications	(76.6)	2.4	—	(74.2)
Amounts reclassified from AOCI	—	(3.5)	1.8	(1.7)
Net other comprehensive income (loss)	(76.6)	(1.1)	1.8	(75.9)
Balance at October 1, 2023	$(540.9)	$4.3	$(251.3)	$(787.9)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 31, 2023	$(392.7)	$8.2	$(249.6)	$(634.1)
Other comprehensive income (loss) before reclassifications	41.6	(2.6)	—	39.0
Amounts reclassified from AOCI	—	(3.9)	5.7	1.8
Net other comprehensive income (loss)	41.6	(6.5)	5.7	40.8
Balance at September 29, 2024	$(351.1)	$1.7	$(243.9)	$(593.3)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
Other comprehensive income (loss) before reclassifications	(68.6)	15.2	—	(53.4)
Amounts reclassified from AOCI	—	(12.2)	4.2	(8.0)
Net other comprehensive income (loss)	(68.6)	3.0	4.2	(61.4)
Balance at October 1, 2023	$(540.9)	$4.3	$(251.3)	$(787.9)

The reclassifications out of AOCI to net income for the third quarter ended September 29, 2024 and October 1, 2023 are as follows (in millions):

	Amount Reclassified from AOCI for the Quarter Ended September 29, 2024	Amount Reclassified from AOCI for the Quarter Ended October 1, 2023	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$4.4	$(4.6)	See Note 13
Income tax impact	(1.1)	1.1	Provision for income taxes
Total	$3.3	$(3.5)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.1)	$(0.4)	Costs and expenses
Amortization of net actuarial loss	2.3	2.7	Costs and expenses
Total before tax	2.2	2.3
Income tax impact	(0.7)	(0.5)	Provision for income taxes
Total	$1.5	$1.8

	Amount Reclassified from AOCI for the Nine Months Ended September 29, 2024	Amount Reclassified from AOCI for the Nine Months Ended October 1, 2023	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(5.3)	$(16.2)	See Note 13
Income tax impact	1.4	4.0	Provision for income taxes
Total	$(3.9)	$(12.2)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.3)	$(1.3)	Costs and expenses
Amortization of net actuarial loss	8.1	7.0	Costs and expenses
Total before tax	7.8	5.7
Income tax impact	(2.1)	(1.5)	Provision for income taxes
Total	$5.7	$4.2

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

As of September 29, 2024, the Company had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $68.1 million. These foreign currency forward contracts have maturities ranging from December 2024 to February 2026. As of September 29, 2024, the Company had foreign currency forward contracts to buy British pounds and to sell U.S. dollars totaling $5.5 million. These foreign currency forward contracts have maturities ranging from December 2024 to February 2025.

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
As of September 29, 2024, the Company has a cross currency swap outstanding with a notional amount of €156.0 million and $150.0 million that matures in October 2024.
All derivative instruments are recorded on the condensed consolidated balance sheets at fair value. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
Designated Hedging Activities
For a derivative instrument designated as an accounting hedge of an anticipated transaction (a cash flow hedge), the change in the fair value is recorded on the condensed consolidated balance sheets in AOCI to the extent the derivative instrument is effective in mitigating the exposure related to the anticipated transaction. The amount recorded within AOCI is reclassified into earnings in the same period during which the underlying hedged transaction affects earnings. The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the third quarter and nine months ended September 29, 2024 and October 1, 2023 was as follows (in millions):

	Third Quarter		Nine Months
	2024	2023	2024	2023
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$(4.5)	$4.0	$(3.6)	$20.7
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$(0.1)	$(1.1)	$0.9	$(4.8)
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$(6.6)	$4.2	$(1.7)	$15.0
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$2.2	$1.9	$6.1	$5.6
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$—	$—	$—	$0.6
(a) Effective portion, pre-tax
(b) Amount reclassified to offset earnings impact of liability hedged by cross currency swap

Net deferred gains recorded in AOCI for the forward contracts that will mature in the next twelve months total $1.2 million, net of taxes. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the next twelve months total $0.4 million.
Non-Designated Hedging Activities
For a derivative instrument that has not been designated as an accounting hedge, the change in the fair value is recognized immediately in earnings. As of September 29, 2024, the Company had foreign currency forward contracts not designated as accounting hedges primarily in the following types and pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$327.6	U.S. Dollars	US$	243.9
Danish Krone	Kr.	164.3	U.S. Dollars	US$	24.5
Great Britain Pounds		£10.2	Euros		€12.0
Great Britain Pounds		£115.7	U.S. Dollars	US$	152.4
Norwegian Krone	kr	297.7	U.S. Dollars	US$	28.4
Swedish Krona	kr	246.0	Euros		€21.8
Swedish Krona	kr	754.7	U.S. Dollars	US$	74.2
U.S. Dollars	US$	10.9	Euros		€10.0
The preceding table includes non-designated hedges derived from terms contained in previously designated cash flow hedges. The gains and losses on these derivatives instruments which are not designated as accounting hedges are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
The effect of derivative instruments not designated as accounting hedges recognized in other income and expense for the third quarter and nine months ended September 29, 2024 was income of $15.3 million and $3.2 million, respectively. The effect of derivative instruments not designated as accounting hedges in other income and expense for the third quarter and nine months ended October 1, 2023 was expense of $12.9 million and $3.1 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative instruments are presented below. All fair values for these derivative instruments were measured using Level 2 inputs in the fair value hierarchy (in millions):

Asset/(Liability) Derivative Instruments	Balance sheet location	September 29, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$1.3	$3.7
Cash flow forward contracts	Other non-current assets	0.4	2.4
Currency / interest rate contracts	Other current assets	0.3	0.1
Currency / interest rate contracts	Other current liabilities	(24.2)	(21.3)
Total derivatives designated as hedging instruments		(22.2)	(15.1)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	5.2	14.2
Non-designated forward contracts	Accrued liabilities	(2.6)	(3.2)
Total derivatives not designated as hedging instruments		2.6	11.0
Total derivative instruments, net		$(19.6)	$(4.1)

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
Environmental Remediation Obligations
At September 29, 2024, the Company’s reserves for environmental remediation obligations totaled $6.7 million, of which $3.0 million is included in current accrued liabilities. At December 31, 2023, the Company’s reserves for environmental remediation obligations totaled $5.4 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Legal Matters
The Company is working to resolve a civil investigation by the U.S. Department of Justice relating to an ejection seat sequencer program and deliveries to the U.S. Government between 2006 and 2018. A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, acquisitions, patent infringement, contracts, employment and employment benefits. While the outcome of litigation, claims, proceedings and investigations cannot be predicted with certainty, and some of these matters may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition.

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
Trends Affecting Our Business and Other Matters
We had previously assumed no full year sales growth in industrial automation markets as well as electronic test and measurement markets. Those markets weakened more than planned in the first half of the year, however, we believe those markets have stabilized or are beginning to recover.
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
To date, we have not been materially impacted by the conflict in Israel and its effect on neighboring regions. We do not have material assets in Israel. Our total net sales to Israel in the first nine months of 2024 and the full year 2023 were approximately 1% of total net sales, respectively. It is too early to determine the full extent of the impact this conflict could have on our business and our operations, including the impact to our suppliers from these regions, and our assessment of the potential impacts is ongoing.
As part of a continuing effort to reduce costs and improve operating performance, we may take and have taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses.

Results of Operations

	Third Quarter		%	Nine Months		%
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales	$1,443.5	$1,402.5	2.9%	$4,167.7	$4,210.5	(1.0)%
Costs and expenses
Cost of sales	823.9	797.2	3.3%	2,375.6	2,394.2	(0.8)%
Selling, general and administrative (“SG&A”)	299.1	291.9	2.5%	891.8	905.3	(1.5)%
Acquired intangible asset amortization	49.8	49.1	1.4%	148.3	148.1	0.1%
Total costs and expenses	1,172.8	1,138.2	3.0%	3,415.7	3,447.6	(0.9)%
Operating income (loss)	270.7	264.3	2.4%	752.0	762.9	(1.4)%
Interest and debt income (expense), net	(15.7)	(18.4)	(14.7)%	(44.2)	(61.7)	(28.4)%
Gain (loss) on debt extinguishment	—	—	—%	—	1.6	*
Non-service retirement benefit income (expense)	2.8	3.1	(9.7)%	8.2	9.3	(11.8)%
Other income (expense), net	(2.7)	(2.9)	(6.9)%	(3.7)	(7.4)	(50.0)%
Income before income taxes	255.1	246.1	3.7%	712.3	704.7	1.1%
Provision (benefit) for income taxes	(7.1)	47.3	(115.0)%	90.7	141.6	(35.9)%
Net income (loss) including noncontrolling interest	262.2	198.8	31.9%	621.6	563.1	10.4%
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.2	—%	0.9	0.5	80.0%
Net income (loss) attributable to Teledyne	$262.0	$198.6	31.9%	$620.7	$562.6	10.3%
* not meaningful

	Third Quarter		%	Nine Months		%
(dollars in millions)	2024	2023	Change	2024	2023	Change
Net sales (a):
Digital Imaging	$768.4	$775.8	(1.0)%	$2,248.6	$2,341.6	(4.0)%
Instrumentation	349.8	329.1	6.3%	1,013.7	991.0	2.3%
Aerospace and Defense Electronics	200.2	183.3	9.2%	580.3	542.5	7.0%
Engineered Systems	125.1	114.3	9.4%	325.1	335.4	(3.1)%
Total net sales	$1,443.5	$1,402.5	2.9%	$4,167.7	$4,210.5	(1.0)%
Operating income (loss):
Digital Imaging	$123.9	$136.3	(9.1)%	$351.2	$383.1	(8.3)%
Instrumentation	96.3	85.5	12.6%	269.5	247.6	8.8%
Aerospace and Defense Electronics	56.3	49.4	14.0%	165.3	149.6	10.5%
Engineered Systems	12.9	10.9	18.3%	23.1	32.4	(28.7)%
Corporate expense	(18.7)	(17.8)	5.1%	(57.1)	(49.8)	14.7%
Total operating income (loss)	$270.7	$264.3	2.4%	$752.0	$762.9	(1.4)%
(a) Net sales exclude inter-segment sales of $5.9 million and $19.2 million for the third quarter and nine months of 2024, respectively, and $7.2 million and $21.5 million for the third quarter and nine months of 2023, respectively.

Third Quarter Results
The following is a discussion of our 2024 third quarter results compared with the third quarter results of 2023. Comparisons are with the corresponding reporting period of 2023, unless noted otherwise.
Third quarter of 2024 compared with the third quarter of 2023
Our third quarter of 2024 net sales increased 2.9%. Net income attributable to Teledyne for the third quarter of 2024 increased 31.9%, driven primarily by the favorable resolution of an uncertain tax position reached by the Company with foreign tax authorities around transfer pricing between certain FLIR subsidiaries. Net income per diluted share was $5.54 for the third quarter of 2024, compared with net income per diluted share of $4.15.
Net Sales
The third quarter of 2024 net sales, compared with the third quarter of 2023, reflected higher net sales in each segment other than the Digital Imaging segment. The third quarter of 2024 included $18.0 million in incremental sales from recent acquisitions.
Cost of Sales
Cost of sales increased $26.7 million in the third quarter of 2024 primarily driven by higher net sales. Cost of sales as a percentage of net sales increased for the third quarter of 2024 to 57.1% from 56.8%.
Selling, General and Administrative Expense
SG&A expense, including research and development expense, increased $7.2 million in the third quarter of 2024 due to higher sales. SG&A expense as a percentage of net sales decreased to 20.7% for the third quarter of 2024, compared with 20.8%. Corporate expense, which is included in SG&A expense, was $18.7 million for the third quarter of 2024, compared with $17.8 million, with the increase primarily related to higher compensation expense. Stock-based compensation expense was $8.7 million for the third quarter of 2024 compared with $8.0 million.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the third quarter of 2024 was $49.8 million compared with $49.1 million.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the third quarter of 2024 and 2023, pension service expense was $1.5 million. For 2024, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 6.86% compared with 5.71% in 2023.
Operating Income
Operating income for the third quarter of 2024 increased 2.4%. The third quarter of 2024, compared with the third quarter of 2023, reflected higher operating income in each segment other than the Digital Imaging segment.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $15.7 million for the third quarter of 2024, compared with $18.4 million, with the decrease related to reduced outstanding borrowings compared to the third quarter of 2023. Non-service retirement benefit income was $2.8 million for the third quarter of 2024 compared with $3.1 million. Other income and expense, net was expense of $2.7 million for the third quarter of 2024 compared with expense of $2.9 million for the third quarter of 2023.

Income Tax
The third quarter income tax provision considers income, permanent items, tax credits, and various statutory tax rates.

	Third Quarter
(dollars in millions)	2024	2023
Provision (benefit) for income taxes (a)	$(7.1)	$47.3

Income (loss) before income taxes	$255.1	$246.1

Effective tax rate	(2.8)%	19.2%
(a) The third quarter of 2024 includes net discrete income tax benefits of $62.3 million and the third quarter of 2023 includes net discrete income tax benefits of $6.1 million.
During the third quarter of 2024, the Company released $62.5 million of net income tax reserve liability (including applicable interest and penalties) as a result of a favorable resolution reached by the Company with foreign tax authorities around transfer pricing between certain FLIR subsidiaries.
First nine months of 2024 compared with the first nine months of 2023
The first nine months of 2024 net sales decreased 1.0%. Net income for the first nine months of 2024 increased 10.3%, driven primarily by the favorable resolution of an uncertain tax position reached by the Company with foreign tax authorities around transfer pricing between certain FLIR subsidiaries. Net income per diluted share was $13.01 for the first nine months of 2024, compared with net income per diluted share of $11.75.
Net Sales
The first nine months of 2024 net sales, compared with the first nine months of 2023, reflected lower net sales in the Digital Imaging and Engineered Systems segments, partially offset by higher net sales in the Aerospace and Defense Electronics and Instrumentation segments. The first nine months of 2024 included $32.1 million in incremental sales from recent acquisitions.
Cost of Sales
Cost of sales decreased $18.6 million in the first nine months of 2024 and reflected the impact of lower sales. Cost of sales as a percentage of net sales increased for the first nine months of 2024 to 57.0% from 56.9%.
Selling, General and Administrative Expense
SG&A expense, including research and development expense, decreased $13.5 million in the first nine months of 2024 due to lower sales as well as lower research and development expense, with the lower research and development expense primarily related to FLIR integration-related cost-reduction efforts implemented in the second half of 2023. SG&A expense as a percentage of net sales for the first nine months of 2024 was 21.4% compared with 21.5%. Corporate expense, which is included in SG&A expense, was $57.1 million for the first nine months of 2024, compared with $49.8 million, with the increase primarily related to higher compensation expense, including higher stock-based compensation expense and increased legal contingencies for a legacy environmental reserve. Stock-based compensation expense was $30.0 million for the first nine months of 2024 compared with $24.3 million. The first nine months of 2024 also included $6.9 million of FLIR-related integration costs, including employee separation costs, facility consolidation costs and facility lease impairments, compared with $5.8 million.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first nine months of 2024 was $148.3 million compared with $148.1 million.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For both the first nine months of 2024 and 2023, pension service expense was $4.5 million. For 2024, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 6.86% compared with 5.71% in 2023.
Operating Income
Operating income for the first nine months of 2024 decreased 1.4%. The first nine months of 2024, compared with the first nine months of 2023, reflected lower operating income in the Digital Imaging and Engineered Systems segments, partially offset by higher operating income in the Aerospace and Defense Electronics and Instrumentation segments.

Non-operating Income and Expense
Interest and debt expense, net of interest income, was $44.2 million for the first nine months of 2024, compared with $61.7 million, with the decrease related to reduced outstanding borrowings with lower weighted average interest rates compared to the first nine months of 2023. Non-service retirement benefit income was $8.2 million for the first nine months of 2024 compared with $9.3 million for the first nine months of 2023. Other income and expense, net was expense of $3.7 million for the first nine months of 2024 compared with $7.4 million of other expense for the first nine months of 2023, with the difference primarily related to lower foreign exchange losses in the first nine months of 2024 compared with the first nine months of 2023.
Income Tax
The first nine months income tax provision considers income, permanent items, tax credits, and various statutory tax rates. In both years, the first nine months discrete impact is primarily tax on stock-based compensation.

	Nine Months
(dollars in millions)	2024	2023
Provision (benefit) for income taxes (a)	$90.7	$141.6

Income (loss) before income taxes	$712.3	$704.7

Effective tax rate	12.7%	20.1%
(a) The first nine months of 2024 includes net discrete income tax benefits of $67.4 million and the first nine months of 2023 includes net discrete income tax benefits of $14.1 million, respectively.
During the first nine months of 2024, the Company released $62.5 million of net income tax reserve liability (including applicable interest and penalties) as a result of a favorable resolution reached by the Company with foreign tax authorities around transfer pricing between certain FLIR subsidiaries.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.
Digital Imaging

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$768.4	$775.8	$(7.4)	(1.0)%	$2,248.6	$2,341.6	$(93.0)	(4.0)%
Cost of sales	$427.9	$422.3	$5.6	1.3%	$1,247.7	$1,268.8	$(21.1)	(1.7)%
SG&A expense	$170.5	$171.8	$(1.3)	(0.8)%	$512.5	$552.9	$(40.4)	(7.3)%
Acquired intangible asset amortization	$46.1	$45.4	$0.7	1.5%	$137.2	$136.8	$0.4	0.3%
Operating income	$123.9	$136.3	$(12.4)	(9.1)%	$351.2	$383.1	$(31.9)	(8.3)%
As a percentage of net sales:
Cost of sales	55.7%	54.4%			55.5%	54.2%
SG&A expense	22.2%	22.1%			22.8%	23.6%
Acquired intangible asset amortization	6.0%	5.9%			6.1%	5.8%
Operating income	16.1%	17.6%			15.6%	16.4%
Third quarter of 2024 compared with the third quarter of 2023
Net sales decreased primarily due to lower sales of industrial automation imaging systems and X-ray products, partially offset by higher sales of unmanned air systems, surveillance systems, infrared detectors, commercial infrared imaging systems and incremental sales from recent acquisitions. Sales of industrial automation imaging systems decreased $45.3 million, sales of X-ray products decreased $9.7 million, sales of unmanned air systems increased $15.6 million, sales of surveillance systems increased $8.9 million, sales of commercial infrared imaging systems increased $6.2 million and sales of infrared detectors increased $5.3 million. The third quarter of 2024 also included $10.8 million in incremental sales from recent acquisitions.

Cost of sales increased primarily due to product mix partially offset by decreased net sales. As a result of unfavorable product mix, including lower industrial automation imaging systems net sales, the cost of sales percentage increased during the period. SG&A expense decreased due to lower net sales. SG&A expense as a percentage of net sales increased slightly during the quarter.
Operating income decreased primarily due to lower net sales and unfavorable product mix during the period, and operating income as a percentage of net sales decreased during the period primarily due to unfavorable product mix.
First nine months of 2024 compared with the first nine months of 2023
Net sales decreased primarily due to lower sales of industrial automation imaging systems, X-ray products and geospatial products, partially offset by higher sales of unmanned air systems, surveillance systems, infrared detectors and incremental sales from recent acquisitions. Sales of industrial automation imaging systems decreased $136.7 million, sales of X-ray products decreased $23.1 million, sales of commercial infrared imaging systems decreased $9.6 million, sales of geospatial products decreased $8.0 million, sales of unmanned air systems increased $33.7 million, sales of surveillance systems increased $20.4 million and sales of infrared detectors increased $19.2 million. The first nine months of 2024 also included $14.8 million in incremental sales from recent acquisitions.
Cost of sales decreased primarily due to decreased net sales partially offset by product mix. As a result of unfavorable product mix, including lower industrial automation imaging systems net sales, the cost of sales percentage increased during the period. SG&A expense decreased primarily due to lower net sales and $54.5 million in lower research and development costs. SG&A expense as a percentage of net sales decreased primarily due primarily due to lower research and development costs. Research and development costs decreased primarily due to FLIR integration-related cost-reduction efforts implemented in the second half of 2023.
Operating income decreased primarily due to lower net sales and unfavorable product mix during the period partially offset by lower research and development costs. Operating income as a percentage of net sales decreased during the period primarily due to unfavorable product mix partially offset by lower research and development costs.
Instrumentation

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$349.8	$329.1	$20.7	6.3%	$1,013.7	$991.0	$22.7	2.3%
Cost of sales	$178.3	$170.2	$8.1	4.8%	$519.5	$523.1	$(3.6)	(0.7)%
SG&A expense	$71.7	$69.9	$1.8	2.6%	$214.2	$209.6	$4.6	2.2%
Acquired intangible asset amortization	$3.5	$3.5	$—	—%	$10.5	$10.7	$(0.2)	(1.9)%
Operating income	$96.3	$85.5	$10.8	12.6%	$269.5	$247.6	$21.9	8.8%
As a percentage of net sales:
Cost of sales	51.0%	51.7%			51.3%	52.8%
SG&A expense	20.5%	21.2%			21.1%	21.1%
Acquired intangible asset amortization	1.0%	1.1%			1.0%	1.1%
Operating income	27.5%	26.0%			26.6%	25.0%
Third quarter of 2024 compared with the third quarter of 2023
Net sales increased due to higher sales in our Marine Instrumentation product line, partially offset by lower sales at our Test and Measurement Instrumentation and Environmental Instrumentation product lines. Sales of Marine Instrumentation increased $31.9 million due to the ongoing recovery in offshore energy markets as well as stronger defense market sales. Sales of Test and Measurement Instrumentation and Environmental Instrumentation decreased $7.2 million and $4.0 million, respectively, with the decrease in Test and Measurement Instrumentation primarily due to end market weakness. The third quarter of 2024 included $7.2 million in incremental sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales partially offset by favorable product mix. The cost of sales percentage decreased due to favorable product mix, including improved margins in our Marine Instrumentation product line. SG&A expense increased slightly due to higher net sales in the period, and SG&A expense as a percentage of net sales decreased as research and development expense was relatively consistent in both periods while net sales increased.
Operating income increased primarily due to higher Marine Instrumentation sales, favorable product mix and improved Marine Instrumentation margins, and operating income as a percentage of net sales increased due to favorable product mix and improved Marine Instrumentation margins as well as lower research and development expense as a percentage of net sales.

For nine months of 2024 compared with the first nine months of 2023
Net sales increased due to higher sales in our Marine Instrumentation product line, partially offset by lower sales at our Test and Measurement Instrumentation and Environmental Instrumentation product lines. Sales of Marine Instrumentation increased $71.9 million due to the ongoing recovery in offshore energy markets as well as stronger defense market sales. Sales of Test and Measurement Instrumentation decreased $36.6 million, and sales of Environmental Instrumentation decreased $12.6 million, respectively, with the decrease in Test and Measurement Instrumentation primarily due to end market weakness. The first nine months of 2024 included $17.3 million in incremental sales from recent acquisitions.
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
Aerospace and Defense Electronics

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$200.2	$183.3	$16.9	9.2%	$580.3	$542.5	$37.8	7.0%
Cost of sales	$111.8	$108.1	$3.7	3.4%	$327.2	$319.1	$8.1	2.5%
SG&A expense	$31.9	$25.6	$6.3	24.6%	$87.2	$73.2	$14.0	19.1%
Acquired intangible asset amortization	$0.2	$0.2	$—	—%	$0.6	$0.6	$—	—%
Operating income	$56.3	$49.4	$6.9	14.0%	$165.3	$149.6	$15.7	10.5%
As a percentage of net sales:
Cost of sales	55.9%	59.0%			56.4%	58.8%
SG&A expense	15.9%	14.0%			15.0%	13.5%
Acquired intangible asset amortization	0.1%	0.1%			0.1%	0.1%
Operating income	28.1%	26.9%			28.5%	27.6%
Third quarter of 2024 compared with the third quarter of 2023
Net sales increased due to a $12.6 million increase in defense electronics and a $4.3 million increase in aerospace electronics.
Cost of sales increased due to higher net sales partially offset by favorable product mix, and the cost of sales percentage decreased due to favorable product mix. SG&A expense increased primarily due to higher net sales as well as a $2.5 million increase in research and development costs.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales and favorable product mix during the period.
First nine months of 2024 compared with the first nine months of 2023
Net sales increased due to a $19.4 million increase for defense electronics and an $18.4 million increase for aerospace electronics.
Cost of sales increased primarily due to higher net sales partially offset by favorable product mix, and the cost of sales percentage decreased as a result. SG&A expense as well as the SG&A expense percentage increased primarily due to a $5.7 million increase in research and development costs.
Operating income and operating income as a percent of net sales increased primarily due to increased net sales during the period as well as favorable product mix.

Engineered Systems

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2024	2023	$	%	2024	2023	$	%
Net sales	$125.1	$114.3	$10.8	9.4%	$325.1	$335.4	$(10.3)	(3.1)%
Cost of sales	$105.9	$96.6	$9.3	9.6%	$281.2	$283.2	$(2.0)	(0.7)%
SG&A expense	$6.3	$6.8	$(0.5)	(7.4)%	$20.8	$19.8	$1.0	5.1%
Operating income	$12.9	$10.9	$2.0	18.3%	$23.1	$32.4	$(9.3)	(28.7)%
As percentage of net sales:
Cost of sales	84.7%	84.5%			86.5%	84.4%
SG&A expense	5.0%	6.0%			6.4%	5.9%
Operating income	10.3%	9.5%			7.1%	9.7%
Third quarter of 2024 compared with the third quarter of 2023
Net sales increased due to higher sales of $10.3 million for engineered products and $0.5 million for energy systems.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage increased slightly during the period. SG&A expense decreased primarily due to lower research and development and bid and proposal expense, and SG&A expense as a percentage of net sales decreased.
Operating income and operating income as a percentage of net sales increased primarily due higher net sales and favorable program mix.
First nine months of 2024 compared with the first nine months of 2023
Net sales decreased primarily due to lower sales of $8.7 million for engineered products and $1.6 million for energy systems.
Cost of sales decreased primarily due to lower net sales. The cost of sales percentage increased due to program mix. SG&A expense and SG&A expense as a percentage of net sales increased.
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
Cash and Cash Equivalents
Cash and cash equivalents totaled $561.0 million at September 29, 2024 compared with $648.3 million at December 31, 2023. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.
Long-term Debt
Total debt at September 29, 2024 was $2,798.0 million compared with $3,244.9 million at December 31, 2023. In the first nine months of 2024, we made a $450 million debt maturity payment on the Senior notes due April 2024.
At September 29, 2024, $1,171.1 million was available under the $1.20 billion credit facility, after reductions of $28.9 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.20 billion credit facility expiring June 2029 and our $150.0 million term loan due October 2024, require us to comply with various financial and operating covenants. At September 29, 2024, we were in compliance with these covenants.
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
During the first nine months of 2024, we repurchased approximately 0.8 million shares for $332.6 million with a weighted-average price of $397.14 per share. Subsequent to the end of the third quarter of 2024, we repurchased approximately 0.1 million shares for $21.4 million with a weighted-average price of $445.85 per share.
Cash Flows
Net cash provided by operating activities was $859.5 million for the first nine months of 2024 compared with $671.7 million, driven primarily by stronger working capital conversion in the first nine months of 2024, including stronger account receivable collection and higher contract liabilities from customer advances.
Net cash used in investing activities was $178.2 million for the first nine months of 2024 compared with $127.3 million. During the first nine months of 2024, we spent $123.7 million on acquisitions as compared with $53.5 million. Capital expenditures for the first nine months of 2024 and 2023 were $54.7 million and $74.7 million, respectively. We currently plan to invest approximately $100 million for capital expenditures in 2024.
Net cash used in financing activities was $772.4 million for the first nine months of 2024 compared with net cash used in financing activities of $665.7 million, with the first nine months of 2024 including a $450 million debt maturity payment on the Senior Notes due April 2024, and share repurchases of $332.6 million. During the first nine months of 2023, the Company repaid $125.0 million of amounts outstanding on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on its term loan due May 2026. The Company also repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt.
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
Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including: changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; the ongoing conflict in Israel and neighboring regions, including related protests, attacks on defense contractors and suppliers and the disruption to global shipping routes; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, rising interest costs, and economic conditions; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the 2024 U.S. Presidential election; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s trade compliance and tax matters; escalating economic and diplomatic tension between China and the United States; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to artificial intelligence; natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. The recent machinist strike at Boeing as well as the ongoing issues with Boeing’s 737 MAX product line could result in manufacturing delays and lower sales of our products to Boeing. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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

Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 29, 2024, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended September 29, 2024, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
See Item 1 of Part I, “Financial Statements -- Note 14 -- Commitments and Contingencies.”
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2023 Form 10-K in response to Item 1A. to Part I of Form 10-K. See also Part I Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding supply chain and foreign currency exchange rate risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the shares repurchased during each fiscal month during the third quarter of 2024:

Fiscal Month 2024	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in Millions) (a)
July 1 - August 4	214,150	$394.43	214,150	$971.7
August 5 - September 1	67,899	$415.70	67,899	$943.5
September 2 - September 29	60,936	$428.36	60,936	$917.4
Total	342,985	$404.67	342,985
(a) On April 23, 2024, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.25 billion of the Company’s common stock. The authorized stock repurchase program does not have a stated expiration date.
Item 5. Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 29, 2024.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 25, 2024	By:	/s/ Stephen F. Blackwood
Stephen F. Blackwood, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)