Form 10-K
period 2024-12-29
TELEDYNE TECHNOLOGIES INC
filed 2025-02-21
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of Common Stock (based upon closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $18.0 billion.
At February 12, 2025, there were 46,834,810 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is referred to as the “Company”, “Teledyne”, “we”, “our” or “us”. For a discussion of risk factors and uncertainties associated with Teledyne and any forward-looking statements made by us, see the discussion beginning on page 7 of this Annual Report on Form 10-K. In this document, for any references to Note 1 through Note 18, refer to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Recent Developments
Consistent with our strategy, we completed two acquisitions each in 2024 and in 2023. The financial results of these acquisitions have been included since the respective date of each acquisition. Our 2024 and 2023 acquisitions were within the Digital Imaging and Instrumentation segments. See Note 3 for additional information about our 2024 and 2023 business acquisitions. Subsequent to the end of the year, we have completed two acquisitions. See Note 18 for additional information.
Our Business Segments
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Additional financial information about our business segments can be found in Note 4.

	Percentage of Total Net Sales
Segment contribution to total net sales:	2024	2023	2022
Digital Imaging	54%	56%	57%
Instrumentation	24%	23%	23%
Aerospace and Defense Electronics	14%	13%	12%
Engineered Systems	8%	8%	8%
Total	100%	100%	100%
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
Through this segment, we provide visible spectrum sensors and digital cameras for industrial machine vision and automated quality control, as well as for medical, research and scientific applications. We provide a range of cooled and uncooled infrared or thermal products, including sensors, camera cores and camera systems based on long wave infrared, mid-wave infrared, and short-wave infrared technologies. Products and applications include space-based imaging, factory condition monitoring, optical and acoustic-based gas leak detection, laboratory research and maritime thermal imaging. We develop high-resolution, low-dose X-ray sensors as well as high-power microwave and high-energy X-ray subsystems for medical, dental and industrial applications. We also provide instruments for the measurement of physical properties and maritime products for recreational and commercial customers globally.
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
We manufacture complete autonomous-operated underwater vehicles systems, including underwater gliders. Glider applications range from oceanographic research to persistent surveillance systems for the U.S. Navy. We also design and manufacture remotely operated underwater vehicles used in maritime security, military, search and rescue, aquaculture, and scientific research applications.
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

We develop, manufacture, sell and license high-performance oscilloscopes, high-speed protocol analyzers, generators and emulators, and related test and measurement solutions for a wide range of industries. Our oscilloscopes are used by designers and engineers to measure and analyze complex electronic signals to develop high-performance systems, validate high data-rate communication interfaces, qualify their electronic designs, and improve time-to-market. We also make high-speed, high-resolution modular analog-to-digital conversion systems for applications, including test and measurement, scientific instruments, medical imaging, and distributed sensing systems.
Design and test engineers use our protocol analysis solutions, including traffic generators and emulators, to accurately and reliably monitor and test high data-rate communication interfaces and diagnose operational problems in a wide range of systems and devices to ensure that they comply with industry standards, including in the areas of cloud computing, data storage and networks. Our leadership in USB and video technologies provides a unique base to service the mobile, internet of things, automotive and consumer electronics test markets. We also produce protocol validation and test tools for high-performance solid-state storage devices used in both enterprise-grade data centers and in consumer computing applications. Our interposers and software options allow engineers to get a complete picture when testing the PCI Express interface standard by enabling a link between an oscilloscope and a protocol analyzer to show a synchronized view of both the physical and protocol layers.
We also manufacture torque sensors and automatic data acquisition systems that are used to test critical control valves in nuclear power and industrial plants. Our torque sensors are also used in other markets, including automotive and power tools.
Aerospace and Defense Electronics Segment
Our Aerospace and Defense Electronics segment provides sophisticated electronic and optical components and subsystems, data acquisition and communications components and equipment, harsh environment interconnects, general aviation batteries and other components for a variety of commercial and defense applications that require high performance and high reliability. Such applications include aircraft, radar, electronic countermeasures, weapon systems, space, wireless and satellite communications and terminals and test equipment.
We provide onboard avionics systems and ground-based applications that allow civil and military aircraft operators to access, manage and utilize their data more efficiently. Our products include aircraft data and connectivity solutions, hardware systems, and software applications used by commercial airlines and the U.S. military, and we provide services related to our products.
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
Customers
We have a broad and diversified customer base in the various markets we serve. No commercial customer in 2024 or 2023 accounted for more than 10% of net sales for any of our segments or for the total Company.
Total sales to international customers were $2,731.1 million in 2024 and $2,740.1 million in 2023. Of these net sales to international customers, our businesses in the United States accounted for $950.0 million in 2024 and $900.5 million in 2023.
In both 2024 and 2023, we sold products to customers in over 100 foreign countries. Approximately 90% of our net sales to international customers during 2024 were made to customers in 30 foreign countries. In 2024, the top five countries for sales to international customers, ranked by net sales, were the United Kingdom, China, Germany, Japan and France and represented approximately 19% of our total net sales. There were no sales to individual countries outside of the United States in excess of 10% of our sales.

Information on our net sales to the U.S. Government, including direct sales to agencies as a prime contractor and indirect sales as a subcontractor, was as follows (in millions):

U.S. Government sales by segment:	2024	2023	2022
Digital Imaging	$557.1	$570.7	$619.1
Instrumentation	123.5	95.9	108.1
Aerospace and Defense Electronics	307.5	330.3	266.3
Engineered Systems	389.0	384.8	366.4
Total U.S. Government sales	$1,377.1	$1,381.7	$1,359.9

Total U.S. Government sales as a percent of total net sales	24.3%	24.5%	24.9%
Our principal U.S. Government customer is the U.S. Department of Defense, with total net sales of $1,062.7 million and $1,081.3 million in 2024 and 2023, respectively. With the exception of the Engineered Systems segment, no U.S Government program in 2024 or 2023 accounted for more than 10% of net sales for any of our segments or for the total Company. In 2024 and 2023, the largest program with the U.S. Government within the Engineered Systems segment was the Marshall Operations, Systems, Services, and Integration II (“MOSSI II”) contract with the NASA Marshall Space Flight Center, which represented approximately 16% and approximately 17% of Engineered Systems net sales, respectively.
As described in greater detail under Item 1A. Risk Factors, there are risks associated with doing business with the U.S. Government. In 2024, approximately 78% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 79% in 2023, with the remaining U.S. Government contracts related to cost-reimbursable contracts (“cost-type”) contracts. Under fixed-price type contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we can recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. During 2024 and 2023, contracts terminated by the U.S. Government did not materially impact our results of operations.
Many of our U.S. Government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions.
Raw Materials and Suppliers
Most raw materials used in our operations are readily available. Some raw materials are purchased from a limited set of suppliers, including international sources, due to technical capability, price, and other factors. We leverage our existing supplier relationships and are not dependent on any one supplier for a material amount of our purchases. While some of our businesses provide services, for those businesses that sell products, a portion of the value that we provide is labor-oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and third-party suppliers and subcontractors, including international sources. At times we have experienced difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes due to shortages and supplier-imposed allocation of components.
Marketing
Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships. Given the technical nature of our products, we conduct our marketing activities through a direct internal sales force as well as third-party sales representatives and distributors. Several Teledyne businesses, including across our segments, are marketing and selling products collaboratively to certain customers.
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
The prominence and importance of sustainability and Environmental, Social and Governance (“ESG”) initiatives have dramatically increased. In November 2022, we published our second Corporate Social Responsibility (“CSR”) report, in which we disclose and highlight some of our most recent efforts focused on sustainability and ESG. We published supplements to the CSR report in 2023 and 2024 to include updated financial information and other information in the report. The CSR report together with its supplements, which is not incorporated by reference in this document, is available at the Corporate Social Responsibility link on our website at www.teledyne.com under the tab “Who We Are”. The CSR Report and its supplements include data on Teledyne’s combined direct emissions (“Scope 1”) and indirect emissions from purchased energy (“Scope 2”), workplace safety, water usage, waste generation and recycling and workplace demographics.
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
Pursuant to the mandate in their respective charters, the Audit Committee of our Board of Directors (the “Board”) regularly reviews matters related to compliance with environmental laws and the health and safety of employees, and the Nominating and Governance Committee of our Board reviews and evaluates our policies and practices and monitors our efforts in areas of legal and social responsibility, sustainability and other ESG matters.

Human Capital
We consider our relations with our employees to be good. At December 29, 2024, our total workforce consisted of approximately 14,900 employees in 36 countries. Workforce demographics for various regions are provided below:

				Gender (Self-Reported)
	Percent of Total Employees	Average Age	Average Years of Service	Male	Female	Not Specified
Americas	67%	48.5	10.2	64%	33%	3%
Europe, the Middle East and Africa	30%	44.3	9.8	66%	26%	8%
Asia-Pacific Region	3%	43.0	8.0	65%	25%	10%
We have a stable and long-tenured workforce. In 2024, our voluntary employee turnover was approximately 8%. As of December 29, 2024, the average years of service of our employees was approximately 10 years.
Employees are vital to the success of our growth strategy. Our goal is to maintain a safe, hospitable and inclusive work environment in which every employee is encouraged to contribute to the success of the company. We are focused on attracting, developing, and retaining employees through competitive compensation and benefits, workforce and management development, succession planning, corporate culture and leadership quality, in compliance with applicable regulations. We strive to recruit the best possible candidate for each role.
The health and wellness of our employees is a critical component to the success of our business. Many of our larger facilities have on-site fitness centers and encourage healthy choices with various wellness challenge programs. These programs often include guest speakers on various topics, including mental health, heart disease, diabetes, and personal financial awareness. We also have vacation and sick leave policies that provide employees with flexibility to take time away from work for relaxation or to recover from illness. The majority of our employees (including all full-time employees in the United States, Canada and the United Kingdom) have access to our employee assistance program which includes third-party counseling and mental health services at no cost to the employee when life events impact an employee.
We are committed to identifying and developing the talents of our next generation of leaders. On an annual basis, we conduct an organization and leadership review for segment, business unit, and function leaders, focusing on our high performing and high potential talent and succession for our most critical roles. From this review, individualized development and retention programs are implemented or revised as needed. We also provide additional opportunities for our existing employees to enhance their careers. We invest in employee skills development in various ways, including through educational expense reimbursement. Specialized training in a job-related field gives employees new skills and a strong foundation of knowledge that can serve them throughout their career and that may allow them to progress to more responsible positions at Teledyne. We provide courses, webinars, and certification programs and targeted training programs on management, technical competencies, soft skills development, and compliance. Select, high-potential employees also receive strategic and operational leadership skills development through our leadership development program.
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
Risks Related to our Business and Industry
A possible recession in the United States or globally may adversely affect us.
We sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits. If another recession emerges, either globally or in the United States, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers.
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
•pre-existing vulnerabilities, undetected malware and access management issues at the acquired business and its supply chain;
•the incurrence of significant transaction costs, including for acquisitions which we may not complete; and
•the inadequacy of indemnification, insurance, escrows, holdbacks or other forms of protection for liabilities of the acquired company.
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
Higher interest rates and other factors could cause our customers to reduce capital spending, which could adversely impact us.
Higher interest rates may reduce capital spending by our existing and potential customers, which could result in lower sales of our products.

Increased prices for components and raw materials used in our products and higher labor and shipping costs could adversely impact our profitability.
In recent years, inflation and supply chain constraints resulted in sustained increases in the prices we pay for many of the components and raw materials used in our products. In addition, we have experienced higher labor costs due to increased competition for personnel in many regions in which we operate as well as general inflationary conditions, and higher shipping costs due to labor and rising energy prices. If we are unable to increase our product prices enough to offset these increased costs, our gross margins and profitability could decrease, perhaps significantly over a sustained period of time.
We have experienced component and raw material shortages in the past that impacted our ability to manufacture and ship all the product for which we have demand, and these constraints may continue in the future.
Our business in the recent past was impacted by interruptions in the supply chain, due in part to the COVID pandemic, a resumption of strong worldwide demand for electronic products and components across a number of end markets, and interruption in supplier operations. As a result, we experienced delivery delays and shortages of certain components and raw materials needed for many of the products we manufacture. Any such delays in the future would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.
We may not have sufficient resources to fund all future research and development and capital expenditures.
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
Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Some of our businesses are engaged in major development activities. If we fail to execute on these development activities in a timely manner, our business could be negatively impacted. Some products, especially those sold by our Test and Measurement group, have short lifecycles that require frequent updating and new product innovation. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or develop and introduce products that satisfy customer requirements.
Increasing competition could reduce the demand for our products and services.
Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. We have been experiencing increased competition for some of our key products. Furthermore, some of our patents have expired or are expiring, which could open up further competition. Additionally, some of our customers have been developing competing products or electing to vertically integrate and replace our products with their own.
Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues. We are experiencing increasing competition in many of our businesses, especially our digital imaging and instrumentation businesses, from Chinese manufacturers that offer lower cost products with increasingly advanced technical capabilities.

Risks Related to International Operations
We are subject to the risks associated with international sales and international operations, and events in those countries could harm our business or results of operations.
In 2024 and 2023, sales to customers outside the United States accounted for approximately 48% and 49% of total net sales, respectively. In both 2024 and 2023, we sold products to customers in over 100 foreign countries. In 2024, the top five countries for sales to international customers, ranked by net sales, were the United Kingdom, China, Germany, Japan and France and represented approximately 19% of our total net sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues.
Risks associated with international sales and operations include, but are not limited to:
•political and economic instability, including the war between Ukraine and Russia, the conflict in Israel and neighboring region and potential hostilities between China and Taiwan;
•additional deterioration in United States - China and United States - Russia relations;
•existing and intensifying global economic sanctions and export controls, including export controls related to China, sanctions related to Russia, and increasingly complex regulations related to exports of marine instruments, digital imaging and other products;
•our ability to obtain export licenses in a timely manner;
•unauthorized release of export-controlled or otherwise protected information;
•compliance with anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;
•changes in tax laws and tariff rates;
•protection and enforcement of intellectual property rights;
•compliance with non-U.S. data protection laws, including the EU General Data Protection Regulation (“GDPR”) in the European Union and the Personal Information Protection Law in China;
•new and emerging non-U.S. regulations relating to ESG and CSR matters, which could be costly to comply with;
•international terrorism;
•transportation, including piracy in international waters;
•currency exchange rate fluctuations; and
•challenges relating to managing a global workforce with diverse cultures, backgrounds and labor laws.
The impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations, or cash flows.
Currency exchange rate fluctuations may increase the cost of our products to international customers and therefore reduce our competitive position. In addition to making our products manufactured in the United States more expensive, a stronger dollar impacts the value of our foreign profits when translated back into dollars. Since we report our financials in U.S. dollars, volatility in the strength of the U.S. dollar could have a material impact on our reported earnings.
Continued economic slowdown in China may adversely affect us.
Our net sales to China-based customers represented approximately 4% of total revenues in 2024 and 2023, respectively. Economic growth in China has slowed since the COVID pandemic. Continued growth in many of our businesses, including those in our Environmental Instrumentation group, could be negatively impacted if another economic downturn occurs in China.
Escalating global trade tensions and the adoption or expansion of tariffs and trade restrictions could negatively impact us.
In early 2025, the new U.S. Presidential administration announced significant new tariffs on foreign imports into the United States, specifically from Mexico and Canada, all of which were subsequently postponed prior to becoming effective, and China, and has proposed additional new tariffs that may be implemented in the future, including on member states of the European Union and on commodities like steel, aluminum and titanium. The administration has announced additional tariffs on steel and aluminum imports and has threatened to raise tariffs on semiconductors, pharmaceuticals and other products. High tariffs generally increase the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Uncertainty around whether and the extent to which new tariffs will be imposed could also impact our supply chain and the cost of our products. We have significant operations in Canada and in member states of the European Union, which could be negatively impacted by a trade war with the United States. With high tariffs imposed on our products, we may also need to find new suppliers and components for our products, which could result in production delays. These countries could impose retaliatory tariffs on imports from the United States. To the extent our products are the subject of retaliatory tariffs, customers may begin to seek domestic or non-U.S. sources for products that we sell, or be pressured or incentivized by foreign governments not to purchase U.S.-origin goods, which could harm our future sales in these markets. Further escalation of the “trade war” between the United States and China, or new trade wars between the United States and other countries, could result in continued or increased tariffs.
New and expanding economic sanctions and export restrictions could impact our ability to sell our products.
Recent export restrictions have had a significant impact on business. A number of well-established customers and suppliers have become listed on government restricted party lists. In particular, U.S. export enforcement agencies have placed several Chinese companies and many of their international subsidiaries on such lists, prohibiting the export to them of most commercial and dual-use items subject to the Export Administration Regulations. Furthermore, the United States has imposed certain sectoral sanctions to limit Chinese development and manufacturing of semiconductor and supercomputer technology and have imposed comprehensive restrictions of both U.S.-origin items as well as non-U.S. items manufactured from U.S.-origin equipment. In response, China has unveiled restrictions on exports from China of certain materials and components, including gallium and germanium which are used in semiconductor manufacturing and which has impacted the production and pricing of some of our digital imaging products. Many key suppliers to our businesses, whether direct or indirect, are based in China. These and other tariffs, trade restrictions and retaliatory measures could result in revenue reduction, price increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows.
Sanctions on Russia imposed by multiple countries and related Teledyne policies have led to a comprehensive ban on commercial activity with that market.
Global conflicts could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations.
Conflicts around the world could negatively impact our operations.
The continuing conflict between Russia and Ukraine has led to energy market disruptions and shortages which could result in the shutdown of or slowdowns at our manufacturing facilities, particularly those located in Europe, and may result in substantial increases in the cost of energy.
The conflict in Israel and neighboring region could have a material impact on our business, especially if it escalates into a wider regional conflict. The conflict has resulted in some supply delays resulting from disruptions in shipping routes using the Red Sea and Suez Canal and could lead to higher energy prices and disruptions for suppliers and customers located in the region. Pro-Palestinian activist groups have targeted the facilities of defense companies, including our sites. Actions taken by these groups have the potential to disrupt activity and temporarily halt production at the sites targeted.
A military conflict between China and Taiwan would likely have a material adverse impact on our ability to sell products to customers in these areas and on our supply chain.
In-country manufacturing could result in lower demand for our products.
Many countries, including China, India and Saudi Arabia, have bolstered laws or regulations requiring the use of local suppliers and in-country manufacturing, which has had a negative impact on Teledyne’s revenues of instrumentation, commercial aerospace, marine and digital imaging products, as we currently have limited manufacturing operations in these countries. Several of our competitors in countries like China may be subsidized by state actors and as a result may be able to offer competing products at much lower prices than we can.

Risks Related to our Markets
We sell products in markets that are cyclical in nature and a downturn in one or more of these markets could materially impact our financial results.
We develop and manufacture products for customers in the energy exploration and production markets, commercial aerospace markets, the semiconductor industry, and the consumer electronics, telecommunications, automotive and healthcare industries; each of which has been cyclical, exhibited rapid changes and suffered from fluctuating market demands. A cyclical downturn in one or more of these markets may materially affect future operating results. The current cyclical downturn in the semiconductor market has impacted the results of our digital imaging and instrumentation businesses.
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
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented 24.3% and 24.5% of our total net sales in 2024 and 2023, respectively. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations, and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. U.S. Government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by limiting funding on existing programs. U.S. Government shutdowns have resulted in delays in anticipated contract awards and delayed payments of invoices for several of our businesses, and any new shutdown or increase in shutdowns could have similar or worse effects. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.
The new Presidential administration has announced plans to significantly cut federal spending and the size of the federal government and has taken steps to reduce and reorganize the federal workforce at many agencies. It is unclear how such cuts, if implemented, could impact our current and future business with the U.S. government. If cuts to government personnel lead to staff shortages or disorganization at certain federal agencies, we may experience delays in obtaining contract awards or payments, the loss of current or future contracts, or delays in obtaining necessary permits, licenses or registrations.
Rising inflation and other factors also may result in a shift in U.S. defense spending between various programs based on priorities, which may result in a reduction or loss of expected revenues on programs in which we participate.
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
Further, most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. During 2024 and 2023, contracts terminated by the U.S. Government have not materially impacted our results of operations.
We are seeing increased sales into the European defense market as European defense budgets increase as a result of the conflict in Ukraine, threats from Russia and other geopolitical instability. If European government funding on defense programs declines, or if defense spending priorities of the North Atlantic Treaty Organization (“NATO”)-member countries change with respect to Ukraine, existing and potential future sales would be negatively impacted.

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
Risks associated with counterfeit parts could be exacerbated as a result of supply chain shortages or due to parts becoming obsolete. The Company is working to resolve a civil investigation by the U.S. Department of Justice relating to an ejection seat sequencer program and deliveries to the U.S. Government between 2006 and 2018 in which the use of counterfeit parts is alleged.

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
Our commercial aerospace group produces products for use in commercial aviation. Governmental agencies throughout the world, including the Federal Aviation Administration (“FAA”), prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. If any material authorization or approval qualifying us to supply our products is revoked or suspended, then sale of the product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.
The FAA and equivalent regulatory agencies have increasingly focused on the need to assure that airline industry products are designed with sufficient cybersecurity controls to protect against unauthorized access or other unwanted compromise. A failure to meet these evolving expectations could negatively impact sales into the industry and expose us to legal or contractual liability.
Changes in production rates for major aircraft manufacturers, like Boeing and Airbus, impact our commercial aerospace businesses. Boeing and Airbus recently have struggled to meet delivery targets due to supply chain issues and other challenges. In January 2024, the FAA ordered the temporary grounding of Boeing 737-9 MAX aircraft as a result of an incident on a Boeing 737-9 MAX where it lost a “door plug.” The FAA capped the output of Boeing 737-MAX aircraft until quality control targets are reached. A strike by machinists at Boeing in 2024 lasted almost two months and resulted in a pause in aircraft production. These factors have negatively impacted our sales to Airbus and Boeing and any future pauses or reductions in manufacturing could negatively impact our business.

A change in policy direction related to environmental regulations and green energy could negatively impact demand for our monitoring instruments and energy systems products.
Many of our products are used by industrial customers and municipalities to monitor ambient air quality, water quality and gas and particulate emissions in order comply with regulatory requirements issued by the U.S. Environmental Protection Agency and other federal agencies. The new Presidential Administration has signaled its intent to scale back many of these regulations, which could result in decreased demand for our products. The new Presidential Administration has also signaled its intent to roll back green energy initiatives, which could harm our energy systems business that manufactures hydrogen-based energy generation systems.
Risks related to Finance and Tax Matters
Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of December 29, 2024, we had $2,665.0 million total outstanding indebtedness in senior notes. As of December 29, 2024, no borrowings were outstanding under our $1.20 billion credit facility. Teledyne incurred a significant amount of indebtedness in connection with the financing of the acquisition of FLIR in 2021. The agreements we entered into with respect to our indebtedness, including the agreements we entered into to finance the FLIR acquisition and in connection with the assumption of FLIR’s existing senior notes, contain negative covenants, that, subject to certain exceptions, include limitations on indebtedness related to our credit facility, liens, dispositions, investments and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. The indebtedness and these negative covenants may also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, reducing the funds available to make acquisitions or capital expenditures, reducing our flexibility in planning for or reacting to changes in our business or market conditions, and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. Any future indebtedness incurred under our credit facility will expose us to interest rate risk.
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
Increases in the United States on the taxation of foreign income and expense may harm our results of operations and cash flow. The relative amount of income we earn in jurisdictions outside the United States could reduce our net income and increase our cash payments. Additionally, beginning in 2023, the United States has adopted a 15% corporate alternative minimum tax for certain large corporations. Teledyne does not expect to be subject to this tax in 2023 or 2024; however, Teledyne is closely monitoring the potential impact of the U.S. corporate minimum tax. Many other jurisdictions have also enacted corporate global 15% minimum tax rules, which applied to Teledyne beginning in 2024. Teledyne is monitoring the impact of these foreign minimum tax rules. Increased tax due to corporate minimum taxes in the United States or in other jurisdictions could reduce our net income and increase our cash payments.

Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On December 29, 2024, Teledyne’s goodwill was $7,990.5 million and net acquired intangible assets were $2,012.9 million. We are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing the value over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record a non-cash impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. Goodwill and acquired intangibles assets of recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the Company. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
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
Legislative and regulatory measures currently under consideration or being implemented by government authorities to address climate change could require reductions in our GHG or other emissions, establish a carbon tax or increase fuel or energy taxes. We have also voluntarily announced goals to reduce our GHG emissions by a target date. These legal requirements, in addition to emission reduction efforts that we voluntarily undertake, are expected to result in increased capital expenditures and compliance costs and could result in higher costs required to operate and maintain our facilities, procure raw materials and energy, and may require us to acquire emission credits or carbon offsets. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities. Proposed rules under the Federal Acquisition Regulation and similar rules in other jurisdictions such as the United Kingdom require or will require major contractors to disclose enhanced information on GHG emissions and commit to GHG emission reduction targets. If we are unable to comply with these rules, we may be ineligible to receive future contract awards from the United States and other governments. The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty.

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
Risks related to Legal and Compliance Matters
Adverse findings in matters related to export control practices, including FLIR’s historical practices, could materially impact us.
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
We have made other voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology under the Export Administration Regulations. We have made voluntary disclosures to export authorities in jurisdictions outside the United States for certain potential violations of local export laws.
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
While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot ensure that, for 2025 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.

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
Our Teledyne Battery Products unit makes lead acid batteries in California and is subject to a variety of environmental regulations and inspections, which have increased over time. Also, some of our sites conduct electroplating, metal finishing and other operations that utilize hazardous materials that are subject to similar regulations. Regulatory changes or failure by a business to meet applicable requirements could disrupt that business or force a closure or relocation of the business.
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
Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms, rising sea levels, droughts or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage due to wildfire or mudslides. In November 2018 and again in 2024, wildfires impacted areas near our headquarters and principal research and development center in Thousand Oaks, California, resulting in temporary disruptions and evacuations of employees who lived nearby. Local utilities may impose blackouts during high fire risk weather conditions, which could result in disruptions to our businesses located in California, including our headquarters.
In the event of a major earthquake, tornado, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our production, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition and have a material adverse impact on us. Starting in December 2022, a series of direct-action protests by political extremists on several of our facilities in the United Kingdom have resulted in trespass and vandalism and in some cases caused damage to our facilities and interrupted some productions lines for a period of time. Teledyne FLIR’s components operation is a single source supplier of certain sensors used throughout the FLIR business, and a disruption in business due to a disaster could have a material adverse impact on the businesses of Teledyne FLIR. Teledyne’s facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the southeastern United States and Texas that have been threatened or struck by major hurricanes. Our businesses located in Houston, Texas and Daytona Beach, Florida have been impacted in the past by hurricanes. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. If any of our California facilities were to experience a catastrophic earthquake or wildfire loss, or if any of our Alabama, Florida, Nebraska,

Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if Teledyne’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, result in large expenses to repair or replace the facility or facilities and could have a material adverse effect on our business. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. Our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
Disasters also have an indirect adverse impact on our business. For example, in 2018, a fire at a Netherlands-based facility of a key supplier of printed circuit boards resulted in delivery disruptions to the electronics industry, including to businesses in our Digital Imaging segment.
Our business and operations could suffer in the event of cybersecurity breaches.
Attempts by malicious actors to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, crime, activism, or other motivations, include covertly introducing malware into our computers and computer networks, performing reconnaissance, impersonating authorized users, extortion, fraud, and stealing, corrupting or restricting our access to data, among other activities. We have in the past experienced cyber-attacks including some loss of confidentiality and some loss of availability, although these attacks have not had material impact on our business. Our customers and suppliers have also experienced successful cyber-attacks, which in some cases resulted in payments by or to us being unlawfully diverted. We continue to train our personnel and update our infrastructure, security tools and processes, including processes for integration of newly acquired businesses, to protect against security incidents, including both external and internal threats, and to reduce the likelihood of their occurrence. Company personnel and third parties have been tasked to prevent, deter, detect, respond to, and investigate such incidents; however, it is possible that we might not prevent or be aware of or be able to react to an incident or to fully mitigate its effects. The theft, corruption, unauthorized use or publication of our intellectual property or confidential business information due to a cyber-attack could harm our competitive position, damage our reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. We are subject to U.S. Department of Defense, Department of Homeland Security, and Department of Energy regulations applicable to certain types of data residing on or transiting through our information systems, and these regulations have been and will continue to be incorporated into certain U.S. Government contracts that we hold. To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances. As a result, we expect to continue to devote resources to the security of our information technology systems, operating technology systems, products and services. More resources may be required in the defense arena to the extent the U.S. Government increases its cybersecurity mandates. Unauthorized access to or control of our products, data, devices or systems could impact the safety of our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including GDPR, Health Insurance Portability and Accountability Act, Payment Card Industry Data Security Standard, and California Consumer Privacy Act, or SEC regulations, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. The systemic cybersecurity risk environment is elevated, in part by geopolitical conflicts and tensions, including the war between Ukraine and Russia, the war in Israel and neighboring regions, and increased supply chain-related cyber-risks. New technologies, including generative artificial intelligence (“AI”), quantum computing, new uses of QR codes and other innovations in digital communications, introduce new attack vectors, and new potential compromise scenarios, which malicious adversaries can exploit.
Issues in the development and use of artificial intelligence may result in reputational harm or liability, and failure to introduce new and innovative products that have artificial intelligence capabilities could put us at a competitive disadvantage.
We currently incorporate machine learning and AI capabilities into certain of our products and solutions and may seek to expand the use of AI in our offerings in the future. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect our business. AI algorithms and training methodologies may be flawed. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Further, incorporating AI could give rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.

Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, sensitive or export-controlled information, as well as challenges related to implementing and maintaining AI tools. Additionally, our competitors might move faster than us to gain efficiencies by incorporating AI into their design and development processes, and our products and/or cost structure could become less competitive as a result.
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
We sell a portion of our products through third parties such as distributors, sales representatives and value-added resellers. Use of third party sales channels expose Teledyne to risks, including concentration, credit risk and legal risk because under certain circumstances we may be held responsible for the actions of third party intermediaries. We may rely on one or more key third party intermediaries for selling a product, and the loss of these third party intermediaries could reduce our revenue. Third party intermediaries may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of anti-corruption laws, trade compliance regulations, procurement regulations and other laws and regulations by third party intermediaries could have a material impact on our business. Competitors could also block our access to such parties. Failing to manage risks related to our use of third party intermediaries may reduce sales, increase expenses, and weaken our competitive position, and result in sanctions against us.

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
Risks related to Corporate Governance Matters
Provisions of our governing documents, applicable law, and our Change in Control Severance Agreements could make an acquisition of Teledyne more difficult.
Our Restated Certificate of Incorporation, our Fourth Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions, that could make the acquisition of control of Teledyne, in a transaction not approved by our Board, more difficult. We have also entered into Change in Control Severance Agreements with seven members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our Company.
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
Stock markets in general, including the New York Stock Exchange on which our Common Stock is listed, have experienced a high degree of price and volume fluctuations that are not necessarily related to operating performance of the listed companies. In addition to general economic, political and market conditions, such volatility may be related to: (i) changes from analysts’ expectations in revenues, earnings and other financial results; (ii) strategic actions by other competitors; (iii) changes to budgets or policies of the United States and other governments; and (iv) other risks described in this report. We cannot provide assurances as to our Common Stock price, which during fiscal 2024 ranged from a low of $355.41 to a high of $492.00.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We face many cybersecurity threats including ransomware and more advanced and persistent threats from state-affiliated groups. We have experienced cyber-attacks in the past and may experience cybersecurity incidents going forward. Our customers and suppliers face similar cybersecurity threats. While prior incidents have not materially affected our business, results of operations or financial condition, there is no guarantee that a future cyber incident would not affect our business strategy, results of operations or financial condition. See Item 1A. Risk Factors for more information on our cybersecurity risks.
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
We deploy layered defenses and connect them to allow automated responses to urgent threats, which aims to provide continued protection for mobile computing systems when they are outside the company perimeter. We conduct active threat hunting and vulnerability scanning to anticipate and pro-actively mitigate risks. We utilize third-party risk scoring services to quantify cybersecurity risks associated with our supply chain and service providers. We also use cybersecurity vetting procedures to maintain lists of approved and disallowed applications and services.
We have incident response plans and procedures, the goal of which is to enable the company to respond effectively and compliantly should a cyber-incident arise. “Tabletop” exercises are held at both the technical and executive level to maintain readiness to respond and to identify any areas where improvements or updates are required. We engage third-party expertise and utilize threat intelligence feeds to supplement and enhance our internal team of cybersecurity professionals.
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
At the management level, our Enterprise Risk Management Committee identifies and drives mitigation of company-wide risks, including those related to cybersecurity. The committee consists of our Vice President, Associate General Counsel and Assistant Secretary (“Chair”), Executive Vice President and Chief Financial Officer, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary, Associate General Counsel and Senior Vice President, Human Resources, Vice President and CIO, and individuals representing the business operations. The Chair of the Enterprise Risk Management Committee periodically reports to the Audit Committee and the Board of Directors on the progress and results of the actions taken by the committee.
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
At December 29, 2024, we had 77 principal operating facilities in 20 states and 10 foreign countries. Our executive offices are located in Thousand Oaks, California. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted. At December 29, 2024, our principal operating facilities by segment were located as follows (countries and states listed alphabetically):
•Digital Imaging - Belgium, Canada, Estonia, France, the Netherlands, Norway, Spain, Sweden, the United Kingdom and the United States
◦The United States includes principal operating facilities in California, Florida, Indiana, Maryland, Massachusetts, Montana, New Hampshire, New Jersey, Oklahoma, Oregon, and Pennsylvania
•Instrumentation - Denmark, France, United Kingdom and the United States
◦The United States includes principal operating facilities in California, Colorado, Florida, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Pennsylvania, Texas and Virginia
•Aerospace and Defense Electronics - the United Kingdom and the United States
◦The United States includes principal operating facilities in California and Illinois
•Engineered Systems - the United States, including principal operating facilities in Alabama, Maryland and Tennessee
Subsequent to the end of fiscal year 2024, we have completed two acquisitions that are part of the Aerospace and Defense Electronics segment, with principal operating facilities in the United States (Texas and Ohio) as well as the United Kingdom. See Note 18 for additional information.

Item 3.	Legal Proceedings
Information pertaining to legal proceedings can be found in Note 17 and is incorporated by reference herein.

Item 4.	Mine Safety Disclosures
No information is required in response to this item.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Common Stock
Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY”.
As of February 12, 2025, there were 2,073 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Dividends
We intend to use future earnings to fund the development and growth of our businesses. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Share Repurchase Program
The following table sets forth the shares repurchased during each fiscal month during the fourth quarter of 2024:

Fiscal Month 2024	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
September 30 - November 3	47,923	$445.85	47,923	$896.1
November 4 - December 1	—	$—	—	$896.1
December 2 - December 29	—	$—	—	$896.1
Total	47,923	$445.85	47,923
(a) On April 23, 2024, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to $1.25 billion of the Company’s common stock. The authorized stock repurchase program does not have a stated expiration date.
Securities Authorized for Issuance Under Existing Equity Compensation Plans
Additional information required by this item is set forth in the 2025 Proxy Statement under the caption and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

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
Information about results of operations and financial conditions for 2022 and 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Strategy/Overview
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our business with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions, stock repurchases and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and evaluating cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development, we seek to create new products to grow our company and expand our addressable markets. We continually evaluate our businesses to ensure that they are aligned with our strategy.
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
In February 2025, the U.S. Presidential administration proposed certain orders directing the United States to potentially impose new tariffs on foreign imports impacting multiple countries, commodities and industries. We are currently evaluating the potential impact of the proposed tariffs to our business and financial condition. See our risks factor disclosure in Item 1A. Risk Factors for further information.
Recent Acquisitions
Consistent with our strategy, we completed two acquisitions each in 2024 and in 2023. The financial results of these acquisitions have been included since the respective date of each acquisition. Our 2024 and 2023 acquisitions were within the Digital Imaging and Instrumentation segments. See Note 3 for additional information about our 2024 and 2023 business acquisitions. Subsequent to the end of fiscal year 2024, we have completed two acquisitions. See Note 18 for additional information.

Selected Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2024 and 2023 each contained 52 weeks. Certain prior year amounts have been reclassified to conform to the current period presentation. We now disclose research and development expense on a separate income statement line. Research and development expense was previously included in selling, general and administrative expenses. In addition, we historically included bid and proposal expense as part of its annual research and development expense disclosures. We have not reclassified bid and proposal expense, which remains withing selling, general and administrative expense. We also now disclose impairment of acquired intangible assets on a separate income statement line item. Impairment of acquired intangible assets was previously included within selling, general and administrative expense.

	2024	2023	$ Change	% Change
Net sales	$5,670.0	$5,635.5	$34.5	0.6%
Costs and expenses
Cost of sales	3,235.2	3,196.1	39.1	1.2%
Selling, general and administrative	902.6	852.0	50.6	5.9%
Research and development	292.6	356.3	(63.7)	(17.9)%
Acquired intangible asset amortization	198.0	196.7	1.3	0.7%
Impairment of acquired intangible assets	52.5	—	52.5	*
Total costs and expenses	4,680.9	4,601.1	79.8	1.7%

Operating income (loss)	989.1	1,034.4	(45.3)	(4.4)%

Net income (loss) attributable to Teledyne	$819.2	$885.7	$(66.5)	(7.5)%

Diluted earnings per common share	$17.21	$18.49	$(1.28)	(6.9)%
* not meaningful

Consolidated Results of Operations
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. Additional financial information about our business segments can be found in Note 4.
2024 compared with 2023

Net sales (dollars in millions)	2024	2023	$ Change	% Change
Digital Imaging	$3,070.8	$3,144.1	$(73.3)	(2.3)%
Instrumentation	1,382.6	1,326.2	56.4	4.3%
Aerospace and Defense Electronics	776.8	726.5	50.3	6.9%
Engineered Systems	439.8	438.7	1.1	0.3%
Total net sales	$5,670.0	$5,635.5	$34.5	0.6%

Results of operations (dollars in millions)	2024	2023	$ Change	% Change
Digital Imaging	$442.0	$517.4	$(75.4)	(14.6)%
Instrumentation	370.3	338.3	32.0	9.5%
Aerospace and Defense Electronics	221.7	199.6	22.1	11.1%
Engineered Systems	32.9	44.7	(11.8)	(26.4)%
Corporate expense	(77.8)	(65.6)	(12.2)	18.6%
Operating income (loss)	989.1	1,034.4	(45.3)	(4.4)%
Interest and debt expense, net	(57.9)	(77.3)	19.4	(25.1)%
Non-service retirement benefit income	10.8	12.4	(1.6)	(12.9)%
Gain (loss) on debt extinguishment	—	1.6	(1.6)	(100.0)%
Other income (expense), net	(4.1)	(12.2)	8.1	(66.4)%
Income (loss) before income taxes	937.9	958.9	(21.0)	(2.2)%
Provision (benefit) for income taxes	117.2	72.3	44.9	62.1%
Net income (loss) including noncontrolling interest	820.7	886.6	(65.9)	(7.4)%
Less: Net income (loss) attributable to noncontrolling interest	1.5	0.9	0.6	66.7%
Net income (loss) attributable to Teledyne	$819.2	$885.7	$(66.5)	(7.5)%
Net Sales:
Net sales increased across three of our four business segments. Total year 2024 net sales included $49.4 million in incremental net sales from current and prior year acquisitions. Refer to “Business Segment Operating Results” later in this section for additional discussion of changes in net sales. Sales to international customers represented approximately 48% of net sales in 2024 and 49% of net sales in 2023. Approximately 24% and 25% of our total net sales for 2024 and 2023, respectively, were derived from contracts with agencies of, or prime contractors to, the U.S. Government.
Cost of Sales
Cost of sales increased in 2024, primarily driven by the impact of higher net sales as well as higher engineering costs. Cost of sales as a percentage of net sales for 2024 was 57.1%, compared with 56.7% for 2023. Refer to “Business Segment Operating Results” later in this section for additional discussion of changes in cost of sales.
Selling, General and Administrative Expense
Selling, general and administrative expense increased in 2024, primarily driven by higher sales across most segments. Selling, general and administrative expense as a percentage of net sales was 15.9% for 2024, compared with 15.1% for 2023. Corporate expense in 2024 was $77.8 million, compared with $65.6 million in 2023, with the increase primarily related to higher compensation expense, including higher stock-based compensation as well as higher consulting and legal costs.
Research and Development Expense
Research and development expense decreased in 2024, primarily driven by a decrease within the Digital Imaging segment.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for 2024 was $198.0 million, compared with $196.7 million for 2023.

Impairment of Acquired Intangible Assets
We recorded $52.5 million of pretax, non-cash trademark impairments in 2024 in the Digital Imaging and Instrumentation segments. No comparative amounts were recorded in 2023.
Operating Income
Operating income decreased in 2024 primarily driven by $52.5 million of pretax, non-cash trademark impairments recorded in 2024. No comparative amounts were recorded in 2023.
Non-operating Income and Expense
Interest expense, including credit facility fees and other bank charges and net of interest income, was $57.9 million in 2024, compared with $77.3 million in 2023. The decrease was due primarily to reduced outstanding borrowings with lower weighted average interest rates compared to 2023. In 2023, we repurchased and retired $10 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt. The other expense, net in other income and expense, net, in 2024 was driven primarily by lower foreign exchange losses compared to the 2023 other expense, net amount.
Income Taxes
The income tax provision considers income, permanent items, tax credits, and various statutory tax rates. The effective tax rate decreased in 2024 compared to 2023 primarily due to lower reversals of unrecognized tax benefits in 2024 as well as lower research and development tax credits in 2024. See Note 9 for further information regarding our income taxes.

(dollars in millions)	2024	2023
Provision (benefit) for income taxes	$117.2	$72.3
Income (loss) before income taxes	$937.9	$958.9
Effective tax rate	12.5%	7.5%
Business Segment Operating Results
The following discussion of our four segments should be read in conjunction with Note 4.
Digital Imaging

(dollars in millions)	2024	2023	$ Change	% Change
Net sales	$3,070.8	$3,144.1	$(73.3)	(2.3)%
Cost of sales	$1,708.0	$1,711.4	$(3.4)	(0.2)%
Selling, general and administrative expense	$510.7	$489.6	$21.1	4.3%
Research and development expense	$177.3	$244.0	$(66.7)	(27.3)%
Acquired intangible asset amortization	$183.3	$181.7	$1.6	0.9%
Impairment of acquired intangible assets	$49.5	$—	$49.5	*
Operating income	$442.0	$517.4	$(75.4)	(14.6)%
Cost of sales % of net sales	55.6%	54.4%		1.2%
Selling, general and administrative expense % of net sales	16.6%	15.6%		1.0%
Research and development expense % of net sales	5.8%	7.7%		(1.9)%
Acquired intangible asset amortization % of net sales	6.0%	5.8%		0.2%
Impairment of acquired intangible assets % of net sales	1.6%	—%		*
Operating income % of net sales	14.4%	16.5%		(2.1)%
International sales % of net sales	55.5%	55.3%		0.2%
U.S. Government sales % of net sales	18.1%	18.2%		(0.1)%
* not meaningful
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters.

2024 compared with 2023
Our Digital Imaging segment net sales for 2024 decreased 2.3%, compared with 2023. Operating income for 2024, which included a $49.5 million impairment of acquired intangible assets, decreased 14.6%, compared with 2023.
Total year 2024 net sales included $27.1 million in incremental net sales from current and prior year acquisitions. Sales of industrial automation vision systems decreased $134.7 million, sales of X-ray products decreased $31.9 million, sales of unmanned ground systems decreased $17.8 million, sales of unmanned air systems increased $56.7 million, sales of commercial and defense infrared detectors and subsystems increased $7.5 million and sales of surveillance systems increased $27.4 million.
Cost of sales for 2024 decreased compared with 2023 and reflected the impact of lower net sales partially offset by unfavorable product mix and higher engineering costs. The cost of sales percentage in 2024 increased compared with 2023 and reflected the impact of product mix. Selling, general and administrative expense and the selling, general and administrative expense percentage for 2024 increased compared with 2023 and included incremental selling, general and administrative expense from current and prior year acquisitions, higher bad debt expense in 2024 compared to a bad debt recovery in 2023 on previously reserved amounts and higher third party sales commissions. Research and development expense and the research and development expense percentage for 2024 decreased 27.3% compared with 2023, with the decrease driven primarily by the completion of certain unmanned air systems product development activities in 2023 that moved to commercialization in early 2024, FLIR integration-related cost-reduction efforts implemented in the second half of 2023 and a larger percentage of labor focused on customer-funded research and development projects in 2024 as compared to 2023.
The decrease in operating income in 2024 reflected the impact of lower net sales, unfavorable product mix, higher engineering costs and $49.5 million impairment of acquired intangible assets, partially offset by lower research and development expense.
Instrumentation

(dollars in millions)	2024	2023	$ Change	% Change
Net sales	$1,382.6	$1,326.2	$56.4	4.3%
Cost of sales	$706.4	$692.6	$13.8	2.0%
Selling, general and administrative expense	$196.4	$188.2	$8.2	4.4%
Research and development expense	$92.6	$92.9	$(0.3)	(0.3)%
Acquired intangible asset amortization expense	$13.9	$14.2	$(0.3)	(2.1)%
Impairment of acquired intangible assets	$3.0	$—	$3.0	*
Operating income	$370.3	$338.3	$32.0	9.5%
Cost of sales % of net sales	51.1%	52.2%		(1.1)%
Selling, general and administrative expense % of net sales	14.2%	14.2%		—%
Research and development expense % of net sales	6.7%	7.0%		(0.3)%
Acquired intangible asset amortization % of net sales	1.0%	1.1%		(0.1)%
Impairment of acquired intangible assets % of net sales	0.2%	—%		*
Operating income % of net sales	26.8%	25.5%		1.3%
International sales % of net sales	55.8%	57.3%		(1.5)%
U.S. Government sales % of net sales	8.9%	7.2%		1.7%
* not meaningful
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement applications. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2024 compared with 2023
Our Instrumentation segment net sales for 2024 increased 4.3%, compared with 2023. Operating income for 2024 increased 9.5%, compared with 2023.
Total year 2024 net sales included $22.3 million in incremental net sales from current and prior year acquisitions. In 2024 compared with 2023, net sales of marine instrumentation increased $101.8 million which included $13.3 million in incremental net sales from current and prior year acquisitions. Net sales of test and measurement instrumentation decreased $34.7 million, which included $9.0 million in incremental net sales from current and prior year acquisitions. Net sales of environmental instrumentation decreased $10.7 million.

Cost of sales increased in 2024, compared with 2023, and primarily reflected the impact of higher net sales. The cost of sales percentage decreased in 2024 compared with 2023 primarily driven by favorable product mix and improved product margins. Selling, general and administrative expense increased in 2024 compared with 2023, primarily driven by higher net sales. Selling, general and administrative expenses for 2024, as a percentage of sales, decreased slightly from 2023. Research and development expense as well as research and development expense as a percentage of revenue decreased slightly compared with 2023. Acquisition intangible asset amortization expense decreased slightly, and we recorded a $3.0 million impairment of acquired intangible assets in 2024.
The increase in operating income in 2024 reflected the impact of higher net sales, favorable product mix and improved product margins.
Aerospace and Defense Electronics

(dollars in millions)	2024	2023	$ Change	% Change
Net sales	$776.8	$726.5	$50.3	6.9%
Cost of sales	$441.3	$424.6	$16.7	3.9%
Selling, general and administrative expense	$91.2	$83.7	$7.5	9.0%
Research and development expense	$21.8	$17.8	$4.0	22.5%
Acquired intangible asset amortization	$0.8	$0.8	$—	—%
Operating income	$221.7	$199.6	$22.1	11.1%
Cost of sales % of net sales	56.8%	58.4%		(1.6)%
Selling, general and administrative expenses % of net sales	11.8%	11.5%		0.3%
Research and development expense % of net sales	2.8%	2.5%		0.3%
Acquired intangible asset amortization % of net sales	0.1%	0.1%		—%
Operating income % of net sales	28.5%	27.5%		1.0%
International sales % of net sales	32.3%	32.3%		—%
U.S. Government sales % of net sales	39.6%	45.5%		(5.9)%
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, components and subsystems for wireless and satellite communications and general aviation batteries.
2024 compared with 2023
Our Aerospace and Defense Electronics segment net sales for 2024 increased 6.9%, compared with 2023. Operating income for 2024 increased 11.1%, compared with 2023.
The 2024 net sales increase compared with 2023 reflected $34.7 million of higher sales for defense electronics and $15.6 million of higher sales for aerospace electronics.
Cost of sales for 2024 increased compared with 2023 and reflected the impact of higher net sales partially offset by favorable product mix. Cost of sales as a percentage of net sales for 2024 decreased compared with 2023 and primarily reflected product mix. Selling, general and administrative expense increased in 2024 compared with 2023, and primarily related to higher net sales. Research and development expense increased in 2024 compared with 2023 primarily due to higher aerospace electronics spending. The selling, general and administrative expense and research and development expense percentages in 2024 increased slightly compared with 2023.
The increase in operating income for 2024 primarily reflected the impact of higher net sales and favorable product mix.

Engineered Systems

(dollars in millions)	2024	2023	$ Change	% Change
Net sales	$439.8	$438.7	$1.1	0.3%
Cost of sales	$379.5	$367.5	$12.0	3.3%
Selling, general and administrative expense	$26.5	$24.9	$1.6	6.4%
Research and development expense	$0.9	$1.6	$(0.7)	(43.8)%
Operating income	$32.9	$44.7	$(11.8)	(26.4)%
Cost of sales % of net sales	86.3%	83.8%		2.5%
Selling, general and administrative expense % of net sales	6.0%	5.7%		0.3%
Research and development expense % of net sales	0.2%	0.3%		(0.1)%
Operating income % of net sales	7.5%	10.2%		(2.7)%
International sales % of net sales	1.0%	1.9%		(0.9)%
U.S. Government sales % of net sales	88.4%	87.7%		0.7%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications, including the design and manufacture of electrochemical energy systems.
2024 compared with 2023
Our Engineered Systems segment net sales for 2024 increased 0.3%, compared with 2023. Operating income for 2024 decreased 26.4%, compared with 2023.
The 2024 net sales increase primarily reflected $2.4 million of higher sales for engineered products, partially offset by $1.3 million of lower sales for energy systems. Operating income in 2024 primarily reflected the impact of unfavorable contract estimate changes related to electronic manufacturing services products.
Cost of sales for 2024 increased compared with 2023, and primarily reflected the impact of unfavorable contract estimate changes related to electronic manufacturing services products. Cost of sales as a percentage of net sales for 2024 increased compared with 2023. Selling, general and administrative expense in 2024 increased slightly compared with 2023. The selling, general and administrative expense as a percentage of net sales increased slightly compared with 2023.
Operating income in 2024 primarily reflected the impact of unfavorable contract estimate changes related to electronic manufacturing services products.
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
Cash and Cash Equivalents
Cash and cash equivalents totaled $649.8 million at December 29, 2024, of which $314.4 million was held by foreign subsidiaries. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.

Long-term Debt
Long-term debt, including unamortized debt issuance costs was $2,649.0 million at December 29, 2024 compared to $3,244.9 million at December 31, 2023. During 2024, we repaid $450.0 million Fixed Rate Senior Notes due April 2024 and $150.0 million for a term loan due October 2024.
At December 29, 2024, we had $52.9 million in outstanding letters of credit, including $29.3 million against our credit facility.
Our credit facility requires us to comply with various financial and operating covenants and at December 29, 2024, we were in compliance with these covenants and had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements. Available borrowing capacity under the $1.20 billion credit facility, which is reduced by borrowings and $29.3 million in outstanding letters of credit, was $1,170.7 million at December 29, 2024.
See Note 8 for additional information regarding our credit facility and long-term debt.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 29, 2024:

Contractual obligations (in millions):	2025	2026	2027	2028	2029	After 2030	Total
Debt obligations	$0.4	$450.1	$—	$700.1	$0.1	$1,515.5	$2,666.2
Interest expense (a)	64.9	59.5	57.7	45.9	41.2	43.5	312.7
Operating lease obligations (b)	37.6	31.2	26.3	18.9	14.2	31.6	159.8
Purchase obligations (c)	406.7	9.8	2.3	0.9	0.8	1.8	422.3
Total	$509.6	$550.6	$86.3	$765.8	$56.3	$1,592.4	$3,561.0
(a) Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2023 and is assumed to be paid at the end of each quarter with the final payment in June 2029 when the credit facility expires.
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
Unrecognized tax benefits of $45.2 million and accrued interest and penalties on these tax matters of $8.5 million are not included in the table above. These unrecognized tax benefits, accrued interest and penalties are not included in the table above because $25.7 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At December 29, 2024, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plans for 2025. Our minimum funding requirements after 2024 as set forth by the Employee Retirement Income Security Act, are dependent on several factors. Estimates beyond 2025 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. Government under certain government contracts, therefore, future cash contributions are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance but are pay as you go. See further discussion in Note 10. We monitor and manage our defined benefit pension plans obligation and may take additional actions to manage risk in the future.

Operating Activities
Net cash provided by operating activities was $1,191.9 million and $836.1 million in 2024 and 2023, respectively. The higher cash provided by operating activities in 2024, compared with 2023 primarily resulted from lower income tax payments, a higher amount of customer advances received in 2024 as well as the of accounts payable payments.
Free cash flow (cash provided by operating activities less capital expenditures) was as follows (in millions):

Free Cash Flow (a)	2024	2023
Cash provided by (used in) operating activities	$1,191.9	$836.1
Less: Capital expenditures for property, plant and equipment	(83.7)	(114.9)
Free cash flow	$1,108.2	$721.2
(a) We define free cash flow as cash provided by operating activities (a measure prescribed by U.S. generally accepted accounting principles “GAAP”) less capital expenditures for property, plant and equipment. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the company’s ability to generate cash flow.
Investing Activities
Net cash used in investing activities was $207.2 million and $190.3 million for 2024 and 2023, respectively. Investing activities used cash for acquisitions and other investments of $123.7 million and $77.7 million in 2024 and 2023, respectively (see “Recent Acquisitions”). We funded the acquisitions from cash on hand.
Cash flows relating to investing activities for capital expenditures.

Capital expenditures (in millions):	2024	2023
Digital Imaging	$54.7	$78.2
Instrumentation	15.0	14.0
Aerospace and Defense Electronics	7.2	10.9
Engineered Systems	2.4	3.4
Corporate	4.4	8.4
Total	$83.7	$114.9
During 2025, we plan to invest approximately $130 million in capital expenditures, principally to upgrade facilities and manufacturing equipment, and this amount includes estimated post-acquisition capital expenditures relates to 2025 acquisitions described in Note 18.
Financing Activities
Net cash used in financing activities reflected net payments from debt of $600.6 million, share repurchases of $354.0 million and net proceeds from the exercise of stock options of $37.9 million in 2024. Net cash used in financing activities reflected net payments from debt of $678.9 million and proceeds from the exercise of stock options of $45.4 million in 2023.
During 2024, we repaid $450.0 million Fixed Rate Senior Notes due April 2024 and $150.0 million for a term loan due October 2024.
During 2023, we repaid $125.0 million of amounts outstanding on our credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on our term loan due May 2026. We also repurchased and retired $10.0 million of our Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt.
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
We continually evaluate our global cash needs and have historically asserted that most of our unremitted foreign earnings are permanently reinvested, and we did not generally record deferred taxes on such amounts. During 2022, we determined that we could no longer make the assertion foreign earnings are permanently reinvested, as cash from most foreign subsidiaries may be remitted without incurring additional U.S. federal income tax. As a result, we changed our indefinite reinvestment assertion of unremitted earnings and certain other aspects of outside basis differences on a majority of our foreign subsidiaries.

We continue to make an indefinite reinvestment assertion on the historic excess of the financial reporting bases over tax bases in our material foreign subsidiaries in Canada. The unremitted earnings of our Canadian foreign subsidiaries held for indefinite reinvestment are used to finance Canadian operations and investments. We estimate that future cash generation from non-Canadian operations will be sufficient to meet future domestic cash requirements. Determination of the unrecognized deferred tax liability for unremitted Canadian earnings is not practicable due to uncertainty and overall complexity of the potential calculations. We continue to evaluate its cash needs and may update our assertion in future periods.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. We have substantially concluded income tax matters in the United States through 2016, in Canada through 2012, in Sweden through 2018, in Norway through 2018, in Belgium through 2019, in France through 2019 and in the United Kingdom through 2015.
Costs and Pricing
Inflation exists in certain markets in which we operate. Current inventory costs, the costs of labor, materials, equipment and other costs are considered in establishing sales pricing policies. In addition, we emphasize cost containment and cost reductions in all aspects of our business.
Market Risk Disclosures
Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Interest Rate Risk
We are exposed to market risk through the interest rate on our borrowings under our $1.20 billion credit facility. As of December 29, 2024, no borrowings are outstanding under our credit facility. Future indebtedness incurred under our credit facility will expose us to interest rate risk.
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
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10% price change of the U.S. dollar from its value on December 29, 2024, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and sell U.S. dollars by approximately $8.7 million.

Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $6.5 million and $5.4 million as of December 29, 2024 and December 31, 2023, respectively. As investigation and remediation of these sites proceed and new information is received, we will adjust reserves to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure in Item 1A. Risk Factors as well as additional discussion in Notes 2 and 17.
U. S. Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were 24.3% and 24.5% of our total net sales in 2024 and 2023, respectively. For a summary of sales to the U.S. Government by segment, see Note 4. Sales to the U.S. Department of Defense represented approximately 19% of total net sales for both 2024 and 2023, respectively.
Performance under government contracts has certain inherent risks that could have a material adverse effect on our business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually are made available on a fiscal year basis even though contract performance may take more than one year. See also our government contracts risks factor disclosure in Item 1A. Risk Factors.
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
Some of our products are subject to standard warranties, and we provide for the estimated cost of product warranties. We regularly assess the adequacy of our pre-existing warranty liabilities and adjust amounts as necessary based on a review of historical warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. See further discussion in Note 7.
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
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed at least quarterly. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2024 and 2023 was material to the consolidated statement of income (loss) for such annual periods.
Revenue recognized at a point in time relates primarily to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. See Note 5 for additional revenue recognition disclosures.
Business Combinations, Goodwill and Acquired Intangible Assets
The results for all acquisitions are included in our consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. We determine the fair value of such assets and liabilities, often in consultation with third-party valuation advisors. Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We also perform an annual impairment test in the fourth quarter of each year. We test goodwill and acquired indefinite-lived intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors.
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
For goodwill impairment testing using the quantitative approach, we estimate the fair value of the selected reporting units primarily through the use of a discounted cash flow model. We compare the estimated fair value of the reporting unit to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period, and the discounted cash flow model is based on our best estimate of amounts and timing of future revenues and cash flows using our most recent business and strategic plans. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While we believe we have made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are below management’s estimates and assumptions, goodwill may be overstated, and an impairment loss might need to be recorded.

When using a quantitative approach to test goodwill, changes in our projections used in the discounted cash flow model could affect the estimated fair value of certain of our reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the quantitative goodwill impairment test, we will apply a hypothetical 10% decrease to the fair values of each reporting unit subject to a quantitative impairment test and compare those values to the reporting unit carrying values. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
As of December 29, 2024, we had ten reporting units for goodwill impairment testing. In the fourth quarter of 2024, a qualitative test was performed for nine of the ten reporting units, and the carrying value of goodwill included in these reporting units ranged from $20.4 million to $952.2 million. The results of our qualitative assessments indicated that no impairment existed in 2024. We bypassed the qualitative test for the FLIR reporting unit and performed a quantitative impairment test. At the assessment date, the FLIR reporting unit had $5,856.5 million of goodwill, and the estimated fair value of the FLIR reporting unit exceeded its carrying value by approximately $420 million or 5%. Although the forecasts used in our discounted cash flow model and market approach are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR reporting unit. Changes in forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Although no impairment exists for the FLIR reporting unit, a non-cash impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting unit, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
As of December 29, 2024, we had $793.1 million of indefinite-lived trademark intangibles which were subject to an annual impairment test in the fourth quarter of 2024. With the exception of the FLIR indefinite-lived trademark, the estimated fair value of all material indefinite-lived trademarks significantly exceeded their respective carrying value. We recorded a $3.0 million full impairment of an immaterial Marine Instrumentation trademark that we decided to no longer actively market, with the charge recorded within impairment of acquired intangible assets on the consolidated statement of income (loss).
At the annual assessment date, the FLIR indefinite-lived trademark had a carrying value of $685.3 million and a fair value of $635.8 million, or approximately 7% below its carrying value, and we recorded a $49.5 million non-cash impairment charge in fiscal year 2024, which is included within impairment of acquired intangible assets on the consolidated statement of income (loss).
The most significant assumptions utilized in the determination of the fair value of the FLIR indefinite-lived trademark are the net sales growth rates (including residual growth rates), discount rate and royalty rate. Although the FLIR sales forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR business. Changes in sales forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. During its fourth quarter annual assessment and as part of finalizing its strategic plan in December 2024, the Company also included an additional 50 basis points of risk premium in the discount rate when considering FLIR’s historical and expected future performance of achieving sales forecast projections. The royalty rate was driven by historical and estimated future profitability of the underlying FLIR business. The royalty rate may be impacted by significant adverse changes in long-term operating margins. Additional future non-cash impairment charges on the FLIR trademark could result from a number of circumstances, including different assumptions used in determining the fair value of the trademark, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
Income Taxes
For a description of the Company’s tax accounting policies, refer to Note 2 and Note 9. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In addition, uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in the current year and future returns which may impact income tax expense. On a quarterly basis, we provide for income taxes based upon an estimated annual effective tax rate which is dependent on the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits, and the effectiveness of our tax planning strategies. Although we believe our income tax expense is reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. An increase of 100 basis points in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended December 29, 2024, of $9.4 million.
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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, with respect to management’s beliefs about the financial condition, results of operations, acquisitions, capital expenditures and product synergies, integration costs, tax matters and businesses of Teledyne in the future. Forward-looking statements involve risks and uncertainties, are based on the current expectations of the management of Teledyne and are subject to uncertainty and changes in circumstances. All statements made in this Annual Report on Form 10-K that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements.
Many factors could change anticipated results, including: changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of policies of the new Presidential Administration, especially with respect to new and higher tariffs, cutbacks in the funding of government agencies and programs, and the scaling back of environmental and green energy policies; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; the ongoing conflict in Israel and neighboring regions, including related protests, attacks on defense contractors and suppliers and the disruption to global shipping routes; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, rising interest costs, and economic conditions; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s trade compliance and tax matters; escalating economic and diplomatic tension between China and the United States; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to AI; natural and man-made disasters, including those related to or intensified by climate change; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including those implemented in response to climate change, could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. Lower aircraft production rates at Boeing or Airbus could result in reduced sales of our commercial aerospace products. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of the United States and foreign governments, including economic sanctions or in regard to support for Ukraine, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 7 of this Form 10-K under the caption “Risk Factors; Cautionary Statement as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report under the caption “Other Matters - Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report on pages 42 through 84. See the “Index to Financial Statements and Related Information” on page 42.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Exchange Act, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 29, 2024, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 29, 2024, are effective.
Internal Controls
See Management Statement on page 43 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 44 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.

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
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 29, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is set forth in the 2025 Proxy Statement under the captions “Executive Management”, “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.
We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 29, 2024. In addition, with regard to the trading by the Company in its own securities, it is our policy to comply with the federal securities laws and applicable exchange listing requirements.
Item 11.     Executive Compensation
The information required by this item is set forth in the 2025 Proxy Statement under the captions “Executive and Director Compensation” and “Personnel and Compensation Committee Report” incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2025 Proxy Statement under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2025 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
The information required by this item is set forth in the 2025 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 42 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 84 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2024. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 29, 2024, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 44 of this Annual Report.

Date: February 20, 2025

/s/ EDWIN ROKS
Edwin Roks
Chief Executive Officer

Date: February 20, 2025

/s/ STEPHEN F. BLACKWOOD
Stephen F. Blackwood
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.
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
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill – FLIR Reporting Unit - Refer to Notes 2, 4, and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to the respective carrying value. For goodwill impairment testing using the quantitative approach, the Company used a combination of the discounted cash flow approach and the market approach to estimate fair value of the FLIR reporting unit. The Company’s goodwill balance was $7,990.5 million as of December 29, 2024, of which $5,827.1 million was allocated to the FLIR reporting unit. The application of the discounted cash flow model requires management to make significant estimates and assumptions related to projected revenues and the selected discount rate.
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
•We tested the effectiveness of management’s controls over the revenue projections and discount rate used to estimate the fair value of the FLIR reporting unit.
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
•With the assistance of our fair value specialists, we performed an analysis comparing applicable industry forecasted long-term revenue growth rate to management’s projected revenues used within the valuation model.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management.
Indefinite-Lived Trademarks – Refer to Notes 2, 4, and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of indefinite-lived trademarks for impairment involves the comparison of the fair value of indefinite-lived trademark to the respective carrying value. For indefinite-lived trademark impairment testing using the quantitative approach, the Company estimated the fair value of its trademarks primarily through the use of a relief from royalty approach based on its best estimate of amounts and timing of projected revenues and compared the estimated fair value to the carrying value of the corresponding trademark. The FLIR indefinite-lived trademark balance was $635.8 million as of December 29, 2024, which is a component of the Company’s acquired intangible assets, net, balance of $2,012.9 million as of December 29, 2024. The application of the relief from royalty method requires management to make significant estimates and assumptions related to projected revenues and the selected discount rate.
Given the significant estimates and assumptions made by management to estimate the fair value of the FLIR indefinite-lived trademark and the difference between the FLIR indefinite-lived trademark’s fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, specifically related to the projected revenues and the selected discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) revenue projections and (2) the selection of the discount rate used to estimate the fair value of the indefinite-lived trademarks included the following, among others:
•We tested the effectiveness of management’s controls over the revenue projections and discount rate used to estimate the fair value of the FLIR indefinite-lived trademark.
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
•With the assistance of our fair value specialists, we performed an analysis comparing applicable industry forecasted long-term revenue growth rate to management’s projected revenues used within the valuation model.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 20, 2025

We have served as the Company’s auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in millions, except per-share amounts)

	For the Fiscal Year
	2024	2023	2022
Net sales	$5,670.0	$5,635.5	$5,458.6
Costs and expenses
Cost of sales	3,235.2	3,196.1	3,128.3
Selling, general and administrative	902.6	852.0	804.0
Research and development	292.6	356.3	352.2
Acquired intangible asset amortization	198.0	196.7	201.7
Impairment of acquired intangible assets	52.5	—	0.4
Total costs and expenses	4,680.9	4,601.1	4,486.6
Operating income (loss)	989.1	1,034.4	972.0
Interest and debt expense, net	(57.9)	(77.3)	(89.3)
Non-service retirement benefit income	10.8	12.4	11.4
Gain (loss) on debt extinguishment	—	1.6	10.6
Other income (expense), net	(4.1)	(12.2)	3.4
Income (loss) before income taxes	937.9	958.9	908.1
Provision (benefit) for income taxes	117.2	72.3	119.2
Net income (loss) including noncontrolling interest	820.7	886.6	788.9
Less: Net income (loss) attributable to noncontrolling interest	1.5	0.9	0.3
Net income (loss) attributable to Teledyne	$819.2	$885.7	$788.6

Basic earnings per common share	$17.43	$18.80	$16.85
Weighted average common shares outstanding	47.0	47.1	46.8

Diluted earnings per common share	$17.21	$18.49	$16.53
Weighted average diluted common shares outstanding	47.6	47.9	47.7
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

	For the Fiscal Year
	2024	2023	2022
Net income (loss) including noncontrolling interest	$820.7	$886.6	$788.9
Other comprehensive income (loss):
Foreign exchange translation adjustment	(209.6)	79.6	(343.3)
Hedge activity, net of tax	(10.4)	6.9	4.7
Pension and postretirement benefit adjustments, net of tax	14.2	5.9	42.1
Other comprehensive income (loss) (a)	(205.8)	92.4	(296.5)
Comprehensive income (loss) including noncontrolling interest	614.9	979.0	492.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.5	0.9	0.3
Comprehensive income (loss) attributable to Teledyne	$613.4	$978.1	$492.1
(a) Net of income tax expense of $0.6 million in 2024, income tax expense of $3.8 million for 2023 and income tax expense of $25.0 million for 2022.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	December 29, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$649.8	$648.3
Accounts receivable, net	901.1	899.7
Unbilled receivables, net	312.1	302.4
Inventories, net	914.4	917.7
Prepaid expenses and other current assets	167.2	213.3
Total Current Assets	2,944.6	2,981.4
Property, plant and equipment, net	745.2	777.0
Goodwill	7,990.5	8,002.8
Acquired intangible assets, net	2,012.9	2,278.1
Prepaid pension assets	227.6	203.3
Other assets, net	279.7	285.3
Total Assets	$14,200.5	$14,527.9
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$416.4	$384.7
Accrued liabilities	844.9	781.3
Current portion of long-term debt and other debt	0.3	600.1
Total Current Liabilities	1,261.6	1,766.1
Long-term debt	2,648.7	2,644.8
Long-term deferred tax liabilities	354.0	415.4
Other long-term liabilities	380.8	475.8
Total Liabilities	4,645.1	5,302.1
Commitments and Contingencies
Redeemable Noncontrolling Interest	6.0	4.6
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 15,000,000 shares; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; Issued shares: 47,432,888 at December 29, 2024, and 47,331,845 at December 31, 2023; outstanding shares: 46,706,612 at December 29, 2024, and 47,331,845 at December 31, 2023	0.5	0.5
Additional paid-in capital	4,414.5	4,407.3
Retained earnings	6,266.7	5,447.5
Treasury stock, 726,276 at December 29, 2024 and none at December 31, 2023	(292.4)	—
Accumulated other comprehensive income (loss)	(839.9)	(634.1)
Total Stockholders’ Equity	9,549.4	9,221.2
Total Liabilities and Stockholders’ Equity	$14,200.5	$14,527.9
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 2, 2022	$0.5	$4,317.1	$3,773.2	$(38.8)	$(430.0)	$7,622.0
Net income (loss)	—	—	788.6	—	—	788.6
Other comprehensive income (loss), net of tax	—	—	—	—	(296.5)	(296.5)
Treasury stock issued	—	(18.8)	—	18.8	—	—
Stock-based compensation	—	31.5	—	—	—	31.5
Exercise of stock options	—	23.6	—	—	—	23.6
Balance, January 1, 2023	0.5	4,353.4	4,561.8	(20.0)	(726.5)	8,169.2
Net income (loss)	—	—	885.7	—	—	885.7
Other comprehensive income (loss), net of tax	—	—	—	—	92.4	92.4
Treasury stock issued	—	(20.0)	—	20.0	—	—
Stock-based compensation and other	—	28.5	—	—	—	28.5
Exercise of stock options	—	45.4	—	—	—	45.4
Balance, December 31, 2023	0.5	4,407.3	5,447.5	—	(634.1)	9,221.2
Net income (loss)	—	—	819.2	—	—	819.2
Other comprehensive income (loss), net of tax:	—	—	—	—	(205.8)	(205.8)
Treasury stock issued	—	(61.6)	—	61.6	—	—
Treasury stock repurchased		—	—	(354.0)	—	(354.0)
Stock-based compensation and other	—	30.9	—	—	—	30.9
Exercise of stock options	—	37.9	—	—	—	37.9
Balance, December 29, 2024	$0.5	$4,414.5	$6,266.7	$(292.4)	$(839.9)	$9,549.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	For the Fiscal Year
	2024	2023	2022
Operating Activities
Net income (loss) including noncontrolling interest	$820.7	$886.6	$788.9
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	309.9	316.4	332.2
Stock-based compensation	37.7	32.3	31.5
Bridge financing and debt extinguishment (income) expense	—	(1.6)	(10.6)
Impairment of intangible assets	52.5	—	0.4
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable and unbilled receivables	(22.8)	(21.7)	(87.9)
Inventories	(10.4)	(14.3)	(155.2)
Prepaid expenses and other assets	(7.5)	(42.6)	(50.4)
Accounts payable	33.7	(124.9)	45.9
Accrued expenses and other liabilities	89.4	49.7	(344.2)
Deferred taxes and income taxes receivable (payable), net	(120.7)	(230.9)	(35.2)
Other, net	9.4	(12.9)	(28.6)
Net cash provided by (used in) operating activities	1,191.9	836.1	486.8
Investing Activities
Purchases of property, plant and equipment	(83.7)	(114.9)	(92.6)
Purchase of businesses and other investments, net of cash acquired	(123.7)	(77.7)	(99.6)
Other investing, net	0.2	2.3	16.8
Net cash provided by (used in) investing activities	(207.2)	(190.3)	(175.4)
Financing Activities
Net proceeds (repayments) from credit facility	—	(125.0)	—
Payments on other debt	(600.6)	(553.9)	(174.8)
Purchase of treasury stock	(354.0)	—	—
Liquidations (maturities) of cross currency swap	(18.7)	(13.5)	43.1
Proceeds from stock options exercised	37.9	45.4	23.6
Other financing, net	(10.4)	(4.5)	(1.9)
Net cash provided by (used in) financing activities	(945.8)	(651.5)	(110.0)
Effect of exchange rate changes on cash and cash equivalents	(37.4)	15.9	(38.0)
Change in cash and cash equivalents	1.5	10.2	163.4
Cash and cash equivalents—beginning of period	648.3	638.1	474.7
Cash and cash equivalents—end of period	$649.8	$648.3	$638.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2024
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
The Company’s businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems.
Note 2. Summary of Significant Accounting Policies
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2024 was a 52-week fiscal year and ended on December 29, 2024. Fiscal year 2023 was a 52-week fiscal year and ended on December 31, 2023. Fiscal year 2022 was a 52-week fiscal year and ended on January 1, 2023. References to the years 2024, 2023 and 2022 are intended to refer to the respective fiscal year unless otherwise noted.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Teledyne and its majority-owned subsidiaries. Intercompany accounts and intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current period presentation. The Company now discloses research and development expense on a separate income statement line. Research and development expense was previously included within selling, general and administrative expenses. In addition, the Company historically included bid and proposal expense as part of its prior year annual research and development expense disclosures. The Company has not reclassified bid and proposal expense, which remains within selling, general and administrative expenses. The Company also now discloses impairment of acquired intangible assets on a separate income statement line item. Impairment of acquired intangible assets was previously included within selling, general and administrative expense.
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
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment was $111.3 million in 2024, $119.1 million in 2023 and $129.8 million in 2022.
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
Goodwill and acquired intangible assets with indefinite lives are not amortized but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more often as circumstances require. The Company uses qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units under the qualitative approach, the Company performs a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test. A quantitative impairment test, if applicable, is used to identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The Company performs quantitative tests for reporting units at least once every three years. However, for certain reporting units the Company may perform a quantitative impairment test more frequently. The Company performed a quantitative impairment test for FLIR and qualitative impairment tests for all other reporting units in 2024.

The Company reviews intangible and other long-lived assets subject to depreciation or amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Acquired intangible assets with finite lives are amortized and reflected in the segment’s operating income over their estimated useful lives. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset, and reflected in selling, general and administrative expense or impairment of acquired intangible assets at the respective business segment.
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
For over time contracts using the cost-to-cost method, the Company has an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2024 and 2023 was approximately $2.5 million of unfavorable operating income and $3.7 million of favorable operating income, respectively. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income (loss) for any period presented.
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
Shipping and Handling
Shipping and handling fees reimbursed by customers are classified as revenue while shipping and handling costs incurred by the Company are classified as cost of sales in the accompanying consolidated statements of income (loss).

Research and Development Expense
Research and development expense is expensed as incurred.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are recorded as right-of-use assets in non-current other assets, net and the related lease liabilities in accrued liabilities and other long-term liabilities. The Company does not have material finance leases or subleases.
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
Stock Incentive Plans
Teledyne has long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, restricted stock units, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. During 2024, 2023 and 2022, the Company has granted time-based stock options, time-based restricted stock unit awards, and performance-based restricted stock unit awards. Employee stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10-year life. Employee time-based restricted stock units vest in one-third increments on the first, second and third anniversary of the grant. Performance-based restricted stock awards granted during 2024, 2023 and 2022 may be earned based upon a time-based component and the performance of the Company’s return to stockholders over a three-year period.
In 2021, the Company discontinued the Performance Share Plan (“PSP”), with an immaterial amount of compensation expense recorded in 2024 and 2023. Teledyne’s PSP provided grants of performance share units, which key officers and executives could earn if Teledyne met specified performance objectives over a three-year period. Awards were payable in cash and to the extent available, shares of Teledyne common stock.
Stock-based Compensation Costs
The Company recognizes compensation expense for its stock-based compensation programs, which include stock options, restricted stock and restricted stock units. The fair value of share-based compensation is determined at the grant date and the recognition of the related expense is generally recorded over the period in which the share-based compensation vests. Since 2019, stock options granted to the Company’s Executive Chairman are expensed immediately, as stock options continue to vest after retirement. The Company issues shares of common stock upon the exercise of stock options.
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
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2024, 2023 or 2022.
Redeemable Noncontrolling Interest
The minority ownership interest in shares of NL Acoustics is classified as a redeemable noncontrolling interest on the consolidated balance sheets due to a put option under which the minority owners may require the Company to purchase the remaining ownership interest, with the put option exercisable beginning in the third quarter of 2025. The redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value or its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings. Changes in the redeemable noncontrolling interest balance during the period were not material.
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
The effectiveness of the cash flow hedge forward contracts is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income (loss), at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income (loss).
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
Recent Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires a public entity to disclose significant segment expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of January 1, 2024, and applied the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public entities, on an interim and annual basis, to provide disclosure of specified information about costs and expenses in the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
Other ASU’s issued but not effective until after December 29, 2024 are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 3. Business Acquisitions
2024 Acquisitions
Adimec
During the second quarter of 2024, the Company acquired Adimec Holding B.V. and its subsidiaries (“Adimec”) for $88.7 million in cash, net of cash acquired, and subject to certain adjustments. Adimec, founded in 1992 and headquartered in Eindhoven, Netherlands, develops customized high-performance industrial and scientific cameras. Adimec is part of the Digital Imaging segment. Goodwill resulting from the Adimec acquisition will not be deductible for tax purposes.
Valeport
During the second quarter of 2024, the Company acquired Valeport Holdings 2019 Limited and its affiliates (“Valeport”) for $35.0 million in cash, net of cash acquired, subject to certain adjustments. Valeport, founded in 1969 and headquartered in Totnes, United Kingdom, designs and manufactures underwater sensors for environmental, energy, construction and defense applications. Valeport is part of the Marine Instrumentation product line within the Instrumentation segment. Goodwill resulting from the Valeport acquisition will not be deductible for tax purposes.
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
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for the acquisitions made in 2024 and 2023 (in millions):

	2024
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Adimec	June 4, 2024	$88.7	$64.6	$17.9
Valeport	April 10, 2024	$35.0	$23.6	$7.8
Total		$123.7	$88.2	$25.7
(a) Net of cash acquired, approximately 10% of the Valeport purchase price is payable in 2025 and included in the amount above.

	2023
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Xena Networks	October 13, 2023	$24.2	$21.1	$4.8
ChartWorld	January 3, 2023	$53.5	$55.5	$11.3
Total		$77.7	$76.6	$16.1
(a) Net of cash acquired
The Company’s cost to acquire these 2024 and 2023 acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the Adimec and Valeport acquisitions is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for the 2024 and 2023 acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s financial results. The significant factors that resulted in recognition of goodwill for the 2024 and 2023 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.

Note 4. Business Segments
Teledyne’s businesses are aligned in four reportable segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Company’s Executive Chairman, who has been identified as the CODM, uses operating income as the measure of profit or loss to assess segment performance and allocate resources.
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
Information on the Company’s business segments was as follows (in millions):

Net sales (a):	2024	2023	2022
Digital Imaging	$3,070.8	$3,144.1	$3,110.9
Instrumentation	1,382.6	1,326.2	1,254.0
Aerospace and Defense Electronics	776.8	726.5	682.4
Engineered Systems	439.8	438.7	411.3
Total net sales	$5,670.0	$5,635.5	$5,458.6
(a) Net sales exclude inter-segment sales of $24.6 million, $29.4 million and $25.3 million for fiscal years 2024, 2023 and 2022, respectively.

Cost of sales:	2024	2023	2022
Digital Imaging	$1,708.0	$1,711.4	$1,705.6
Instrumentation	706.4	692.6	668.7
Aerospace and Defense Electronics	441.3	424.6	407.8
Engineered Systems	379.5	367.5	346.2
Total cost of sales	$3,235.2	$3,196.1	$3,128.3

Selling, general and administrative:	2024	2023	2022
Digital Imaging	$510.7	$489.6	$457.3
Instrumentation	196.4	188.2	181.6
Aerospace and Defense Electronics	91.2	83.7	75.1
Engineered Systems	26.5	24.9	24.1
Total selling, general and administrative	$824.8	$786.4	$738.1

Research and development:	2024	2023	2022
Digital Imaging	$177.3	$244.0	$245.0
Instrumentation	92.6	92.9	90.8
Aerospace and Defense Electronics	21.8	17.8	14.6
Engineered Systems	0.9	1.6	1.8
Total research and development	$292.6	$356.3	$352.2

Acquired intangible asset amortization:	2024	2023	2022
Digital Imaging	$183.3	$181.7	$183.7
Instrumentation	13.9	14.2	17.2
Aerospace and Defense Electronics	0.8	0.8	0.8
Total acquired intangible asset amortization	$198.0	$196.7	$201.7

Impairment of acquired intangible assets	2024	2023	2022
Digital Imaging	$49.5	$—	$—
Instrumentation	3.0	—	0.4
Total impairment of acquired intangible assets	$52.5	$—	$0.4

Operating income (loss):	2024	2023	2022
Digital Imaging	$442.0	$517.4	$519.3
Instrumentation	370.3	338.3	295.3
Aerospace and Defense Electronics	221.7	199.6	184.1
Engineered Systems	32.9	44.7	39.2
Corporate expense	(77.8)	(65.6)	(65.9)
Total operating income (loss)	$989.1	$1,034.4	$972.0

Depreciation and amortization:	2024	2023	2022
Digital Imaging	$261.2	$268.9	$279.0
Instrumentation	29.2	27.7	32.6
Aerospace and Defense Electronics	10.5	11.5	12.4
Engineered Systems	4.6	4.4	4.4
Corporate	4.4	3.9	3.8
Total depreciation and amortization	$309.9	$316.4	$332.2

Capital expenditures:	2024	2023	2022
Digital Imaging	$54.7	$78.2	$63.9
Instrumentation	15.0	14.0	9.3
Aerospace and Defense Electronics	7.2	10.9	8.0
Engineered Systems	2.4	3.4	5.3
Corporate	4.4	8.4	6.1
Total capital expenditures	$83.7	$114.9	$92.6
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.

Identifiable assets (in millions):	2024	2023	2022
Digital Imaging	$10,942.4	$11,382.2	$11,432.3
Instrumentation	1,750.9	1,692.3	1,626.4
Aerospace and Defense Electronics	576.2	569.1	540.1
Engineered Systems	180.3	184.8	200.3
Corporate	750.7	699.5	554.9
Total identifiable assets	$14,200.5	$14,527.9	$14,354.0

Net sales by geographic region (in millions):	2024	2023	2022
United States	$2,938.9	$2,895.4	$2,872.6
Europe	1,355.1	1,332.7	1,157.3
Asia	897.6	946.8	971.5
All other regions	478.4	460.6	457.2
Total net sales	$5,670.0	$5,635.5	$5,458.6

Long-lived assets (in millions):	2024	2023	2022
United States	$7,662.6	$7,798.0	$7,873.1
Canada	1,118.2	1,174.0	1,169.7
United Kingdom	890.3	852.8	825.8
France	398.2	434.0	427.4
All other countries	1,174.8	1,275.2	1,225.4
Total long-lived assets	$11,244.1	$11,534.0	$11,521.4
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
The tables below provide a summary of the net sales by product line for the Instrumentation segment (in millions):

Instrumentation:	2024	2023	2022
Marine Instrumentation	$631.5	$529.7	$460.7
Environmental Instrumentation	447.4	458.1	465.0
Test and Measurement Instrumentation	303.7	338.4	328.3
Total	$1,382.6	$1,326.2	$1,254.0
Severance and Facility Consolidation Costs
As part of a continuing effort to reduce costs and improve operating performance, the Company may take and has taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing its exposure to weaker end markets. For 2024, 2023 and 2022, the Company recorded $15.6 million of costs, $12.0 million of costs and $0.5 million of benefits, respectively, related to these actions, with the majority of the costs included within selling, general and administrative expense and within the Digital Imaging segment. At December 29, 2024, $2.4 million remains to be paid related to actions taken in 2024. In 2022, the Company, recorded a net benefit of $0.5 million, which related to $3.5 million of costs related to headcount or facility consolidation costs, offset by $4.0 million of income related to the favorable resolution of a facility consolidation charge within the Digital Imaging segment.
Note 5. Revenue Recognition and Contract Balances
The Company disaggregates its revenue from contracts with customers by customer type and geographic region for each of our segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in each of our segments is primarily derived from fixed-price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed-price contracts in a given reporting period, with the balance of net sales related to cost-reimbursable type contracts. For 2024, 2023 and 2022, approximately 50%, 49%, and 49% of net sales in the Engineered Systems segment was derived from fixed-price contracts.

	Fiscal Year Ended December 29, 2024			Fiscal Year Ended December 29, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$557.1	$2,513.7	$3,070.8	$1,365.9	$830.1	$565.9	$308.9	$3,070.8
Instrumentation	123.5	1,259.1	1,382.6	611.7	389.0	249.9	132.0	1,382.6
Aerospace and Defense Electronics	307.5	469.3	776.8	525.9	136.0	79.9	35.0	776.8
Engineered Systems	389.0	50.8	439.8	435.4	—	1.9	2.5	439.8
Total	$1,377.1	$4,292.9	$5,670.0	$2,938.9	$1,355.1	$897.6	$478.4	$5,670.0
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended December 31, 2023			Fiscal Year Ended December 31, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$570.7	$2,573.4	$3,144.1	$1,406.9	$808.7	$622.9	$305.6	$3,144.1
Instrumentation	95.9	1,230.3	1,326.2	566.2	386.8	253.0	120.2	1,326.2
Aerospace and Defense Electronics	330.3	396.2	726.5	492.0	137.2	67.1	30.2	726.5
Engineered Systems	384.8	53.9	438.7	430.3	—	3.8	4.6	438.7
Total	$1,381.7	$4,253.8	$5,635.5	$2,895.4	$1,332.7	$946.8	$460.6	$5,635.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended January 1, 2023			Fiscal Year Ended January 1, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$619.1	$2,491.8	$3,110.9	$1,416.6	$749.7	$637.8	$306.8	$3,110.9
Instrumentation	108.1	1,145.9	1,254.0	554.5	311.5	267.1	120.9	1,254.0
Aerospace and Defense Electronics	266.3	416.1	682.4	494.6	96.1	65.3	26.4	682.4
Engineered Systems	366.4	44.9	411.3	406.9	—	1.3	3.1	411.3
Total	$1,359.9	$4,098.7	$5,458.6	$2,872.6	$1,157.3	$971.5	$457.2	$5,458.6
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 29, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,700.5 million. The Company expects approximately 77% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 23% recognized thereafter.

The unbilled receivable balance increased from the beginning of the year by $9.7 million, or 3.2% , primarily due to recognizing revenue ahead of achieving billing milestones on certain contracts within the Aerospace and Defense Electronics and Digital Imaging segments. Contract liabilities increased from the beginning of the year by $76.5 million or 28.7%, primarily due to an increase in customer advances in the Digital Imaging segment and Aerospace and Defense Electronics segment. The Company recognized revenue of $152.4 million during the year ended December 29, 2024 from contract liabilities that existed at the beginning of year.
Note 6. Goodwill and Acquired Intangible Assets

Goodwill (in millions):	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 1, 2023	$6,780.4	$913.2	$161.8	$17.6	$7,873.0
Current year acquisitions	55.5	21.1	—	—	76.6
Foreign currency changes and other	41.1	10.5	1.6	—	53.2
Balance at December 31, 2023	6,877.0	944.8	163.4	17.6	8,002.8
Current year acquisitions	64.6	23.6	—	—	88.2
Foreign currency changes and other	(87.0)	(13.1)	(0.4)	—	(100.5)
Balance at December 29, 2024	$6,854.6	$955.3	$163.0	$17.6	$7,990.5
In the fourth quarter of 2024, the Company performed a quantitative impairment test for the FLIR reporting unit and qualitative impairment tests for all other reporting units. The results of our annual impairment tests of goodwill indicated that no impairment existed in 2024, 2023 or 2022.

	2024			2023
Acquired intangible assets (in millions):	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,665.5	$796.6	$868.9	$1,696.6	$663.0	$1,033.6
Customer list/relationships	599.3	252.9	346.4	609.5	219.4	390.1
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Definite-lived trademarks	12.2	7.7	4.5	10.2	5.8	4.4
Backlog	16.0	16.0	—	16.4	16.4	—
Acquired intangible assets subject to amortization	2,294.5	1,074.7	1,219.8	2,334.2	906.1	1,428.1
Acquired intangible assets not subject to amortization:
Indefinite-lived trademarks	793.1	—	793.1	850.0	—	850.0
Total acquired intangible assets	$3,087.6	$1,074.7	$2,012.9	$3,184.2	$906.1	$2,278.1
Amortizable acquired intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Consistent with Teledyne’s growth strategy, the Company seeks to acquire companies in markets characterized by high barriers to entry and that include specialized products not likely to be commoditized.  Given our markets and highly engineered nature of our products, the rates of new technology development and customer acquisition and/or attrition are often not volatile.  As such, Teledyne believes the value of acquired intangible assets decline in a linear, as opposed to an accelerated fashion, and the Company believes amortization on a straight-line basis is appropriate. The expected future amortization expense for the next five years is as follows (in millions): 2025 - $190.3; 2026 - $187.7; 2027 - $180.6; 2028 - $178.2; 2029 - $139.2.
In the fourth quarter of 2024, the Company performed a quantitative impairment test on all indefinite-lived trademarks. As a result of our annual impairment tests, $52.5 million of impairment was recorded to 2024. Recorded impairment charges to intangible assets were not material in 2023 or 2022.

The estimated remaining useful lives by asset category as of December 29, 2024, are as follows:

Acquired intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	5.8
Customer list/relationships	9.3
Trademarks	2.2
Total acquired intangibles subject to amortization	6.5
Note 7. Supplemental Balance Sheet Information

	Balance at year-end
Accounts Receivable and Unbilled Receivables (in millions):	2024	2023
Commercial and other billed receivables	$737.1	$760.9
U.S. Government and prime contractors billed receivables	179.5	150.3
	916.6	911.2
Allowance for doubtful accounts	(15.5)	(11.5)
Account receivable, net	$901.1	$899.7

Commercial and other unbilled receivables, net	$184.2	$156.7
U.S. Government and prime contractors unbilled receivables, net	127.9	145.7
Unbilled receivables, net	$312.1	$302.4

	Balance at year-end
Inventories (in millions):	2024	2023
Raw materials and supplies	$559.2	$560.6
Work in process	190.4	184.8
Finished goods	164.8	172.3
Total inventories, net	$914.4	$917.7

	Balance at year-end
Property, plant and equipment (in millions):	2024	2023
Land	$106.3	$107.4
Buildings	463.7	450.9
Equipment, software and other	1,187.3	1,165.8
Total property, plant and equipment, gross	1,757.3	1,724.1
Accumulated depreciation and amortization	(1,012.1)	(947.1)
Total property, plant and equipment, net	$745.2	$777.0

	Balance at year-end
Accrued liabilities (in millions):	2024	2023
Contract liabilities	$312.6	$241.1
Compensation, benefit and other employee related accruals	210.7	204.6
Warranty reserve	41.1	40.5
Operating lease liabilities	30.2	30.1
Derivative liabilities	16.4	27.4
Other	233.9	237.6
Total accrued liabilities	$844.9	$781.3

	Balance at year-end
Other long-term liabilities (in millions):	2024	2023
Operating lease liabilities	$109.6	$123.4
Unrecognized tax benefits, including accrued interest and penalties	28.0	104.5
Deferred compensation liabilities	111.3	102.2
Pension and postretirement related liabilities	58.8	57.8
Contract liabilities	30.5	25.5
Derivative liabilities	0.5	—
Warranty reserve	9.1	8.6
Other	33.0	53.8
Total other long-term liabilities	$380.8	$475.8
A rollforward of the warranty reserve, including both short and long-term reserve balances, for the years 2024, 2023 or 2022 was as follows:

Warranty Reserve (in millions):	2024	2023	2022
Balance at beginning of year	$49.1	$50.3	$49.5
Product warranty expense	25.7	13.5	12.6
Deductions	(25.0)	(14.9)	(14.3)
Assumed in business acquisitions	0.4	0.2	2.5
Balance at end of year	$50.2	$49.1	$50.3
Note 8. Long-Term Debt

Long-Term Debt (dollars in millions):	December 29, 2024	December 31, 2023
$1.20 billion credit facility due June 2029	$—	$—
Term loan due and repaid October 2024, variable rate of 6.71% at December 31, 2023, swapped to a Euro fixed rate of 0.61%	—	150.0
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,030.0
0.95% Fixed Rate Senior Notes due and repaid April 2024	—	450.0
Other debt	1.2	1.0
Debt discount and debt issuance costs	(17.2)	(21.1)
Total debt, net	2,649.0	3,244.9
Less: Current portion of long-term debt	(0.3)	(600.1)
Total long-term debt, net of current portion	$2,648.7	$2,644.8
As of December 29, 2024, no borrowings were outstanding under our $1.20 billion credit facility. Excluding interest and fees, no payments are due under the $1.20 billion unsecured credit facility (“credit facility”) until it matures in June 2029. Borrowings under our credit facility and term loan are at variable rates which are, at our option, tied to a base rate, Eurocurrency rate or equivalent as defined in our credit agreements. Available borrowing capacity under the credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $1,170.7 million at December 29, 2024. The credit agreement requires the Company to comply with various financial and operating covenants and at December 29, 2024, the Company was in compliance with these covenants. At December 29, 2024, Teledyne had $52.9 million in outstanding letters of credit.
During 2024, the Company repaid the $450.0 million Fixed Rate Senior Notes due April 2024 and the $150.0 million term loan due October 2024.

During 2023, the Company repaid $125.0 million of amounts outstanding on its credit facility, the $300.0 million Fixed Rate Senior Notes due April 2023, and the remaining $245.0 million on its term loan due May 2026. The Company also repurchased and retired $10.0 million of its Fixed Rate Senior Notes due April 2031, recording a $1.6 million non-cash gain on the extinguishment of this debt.
Maturities of long-term debt as of December 29, 2024 (in millions):

Fiscal year
2025	$0.4
2026	450.1
2027	—
2028	700.1
2029	0.1
Thereafter	1,515.5
Total principal payments	2,666.2
Debt issuance costs	(17.2)
Total debt	$2,649.0
The Company has no sinking fund requirements.
Total net interest expense, including credit facility fees and other bank charges, was $57.9 million, $77.3 million and $89.3 million for 2024, 2023 and 2022, respectively. Cash payments for interest and credit facility fees and other bank charges totaled $73.4 million, $87.9 million and $79.3 million for 2024, 2023 and 2022, respectively.
Note 9. Income Taxes
Income (loss) before income taxes included the following (in millions):

	2024	2023	2022
Domestic operations	$527.4	$532.4	$490.3
Foreign operations	410.5	426.5	417.8
Total income (loss) before income taxes	$937.9	$958.9	$908.1
The provision for income taxes included the following (in millions):

	2024	2023	2022
Current provision (benefit)
Federal	$149.3	$91.2	$47.2
State	25.5	21.4	14.8
Foreign	40.5	57.1	47.8
Total current provision (benefit)	215.3	169.7	109.8
Deferred provision (benefit)
Federal	(55.8)	(78.8)	(39.0)
State	(7.7)	(4.6)	0.3
Foreign	(34.6)	(14.0)	48.1
Total deferred provision (benefit)	(98.1)	(97.4)	9.4
Provision (benefit) for income taxes	$117.2	$72.3	$119.2

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.4	1.8	1.7
Research and development tax credits	(1.3)	(2.4)	(1.8)
Investment tax credits	(0.8)	(0.5)	(0.5)
Foreign rate differential	2.6	1.8	1.5
Net accruals (reversals) for unrecognized tax benefits	(8.5)	(10.8)	(7.9)
Stock-based compensation	(1.4)	(2.1)	(1.1)
U.S. export sales	(1.9)	(2.2)	(2.0)
Other	0.4	0.9	2.2
Effective income tax rate	12.5%	7.5%	13.1%
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
The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2024	2023
Long-term:
Accrued liabilities	$33.9	$29.5
Inventory valuation	22.4	29.1
Accrued vacation	7.9	8.1
Deferred compensation and other benefit plans	15.1	14.5
Operating lease liabilities	21.6	27.9
Capitalization of research and development	165.0	141.1
Tax credit and net operating loss carryforward	33.2	39.3
Other	30.0	34.8
Valuation allowance	(20.2)	(18.2)
Total deferred income tax assets	308.9	306.1
Deferred income tax liabilities:
Long-term:
Intangible amortization	587.0	638.7
Property, plant and equipment differences	28.4	29.0
Operating lease right-of-use assets	18.9	25.3
Unremitted earnings of foreign subsidiaries	7.4	3.6
Other	9.5	12.4
Total deferred income tax liabilities	651.2	709.0
Net deferred income tax liabilities	$342.3	$402.9
The Company is not permanently reinvested with respect to unremitted earnings of most of its foreign subsidiaries. The Company is subject to U.S. income tax on substantially all of these foreign earnings, while any remaining foreign earnings are eligible for potential U.S. tax deductions. As of December 29, 2024, the incremental tax cost to repatriate these earnings was not material.

The Company continues to make an indefinite reinvestment assertion on the unrepatriated prior year earnings of its material subsidiaries in Canada. Those unremitted earnings were used to finance Canadian operations and investments. The Company estimates that future cash generation will be sufficient to meet future domestic cash requirements. The unrecognized deferred tax liability for the historical unremitted Canadian earnings is estimated between at $23.0 million to $26.0 million of potential tax.
In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets increased by $2.0 million in 2024.
At December 29, 2024, the Company had approximately $21.7 million of net operating loss carryforward from the Company’s foreign entities including Denmark and The Netherlands, of which $13.1 million have no expiration dates and $8.6 million have expiration dates ranging from 2025 to 2044. The Company had Canadian capital loss carryforward in the amount of $3.3 million which has no expiration date. In addition, the Company had domestic federal and state net operating loss carryforward of $15.3 million and $192.6 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries. Of the $15.3 million federal net operating loss carryforward, $14.5 million have no expiration dates and $0.8 million have expiration dates ranging from 2025 to 2036. The state net operating loss carryforward amounts have expiration dates ranging from 2025 to 2043.
The Company had aggregate Canadian federal and provincial investment tax credits of $10.8 million, which have expiration dates ranging from 2030 to 2042. The Company had United States federal credit carryforward of $4.6 million which have expiration dates ranging from 2031 to 2042. The Company had Spanish federal research and development credit carryforward in the amount of $2.8 million, which have expiration dates ranging from 2025 to 2042. Finally, the Company had state tax credits of $10.6 million, of which $5.5 million have no expiration date and $5.1 million have expiration dates ranging from 2025 to 2048.

Unrecognized tax benefits (in millions):	2024	2023	2022
Beginning of year (a)	$96.5	$162.8	$402.0
Increase due to business combinations	—	18.6	—
Increase for tax positions taken during the current period	1.8	3.4	2.7
Increase in prior year tax positions	1.0	3.0	0.2
Reduction related to settlements with taxing authorities	(46.6)	—	(223.3)
Reduction related to lapse of the statute of limitations	(17.6)	(96.3)	(26.4)
Impact of exchange rate changes	10.1	5.0	7.6
End of year (a)	$45.2	$96.5	$162.8
(a) Beginning and end of year balances include amounts offset by deferred tax and amounts offset by potential refunds in other taxing jurisdictions.
In the next 12 months, the Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $11.9 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues.
Teledyne recognized net tax benefits and expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of income (loss) of $15.8 million of benefits, $10.3 million of benefits and $12.2 million of benefits, for 2024, 2023 and 2022, respectively. Interest and penalties in the amount of $8.5 million, $36.9 million and $45.6 million were recognized in the 2024, 2023 and 2022 balance sheets, respectively. Substantially all of the unrecognized tax benefits as of December 29, 2024, if recognized, would affect our effective tax rate.
Teledyne files income tax returns in the United States federal and state jurisdictions and in various foreign jurisdictions. The Company has substantially concluded income tax matters in the United States through 2016, in Canada through 2012, in the United Kingdom through 2016, and in France through 2020.
Cash payments for federal, state and foreign income taxes were $213.2 million for 2024, which are net of $20.1 million in tax refunds. Cash payments for federal, state and foreign income taxes were $313.0 million for 2023, which are net of $14.7 million in tax refunds. Cash payments for federal, state and foreign income taxes were $212.4 million for 2022, which are net of $20.1 million in tax refunds.

Note 10. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has two domestic qualified defined benefit pension plans covering substantially all U.S. employees hired before January 1, 2004. As of January 1, 2004, new Teledyne hires participate in a defined contribution plan only. The Company also has several small domestic non-qualified and foreign-based defined benefit pension plans. The measurement date for the Company’s pension plans is December 31.
The Company’s U.S. domestic qualified pension plans purchased group annuity contracts from insurance companies and paid a total annuity premium of $17.8 million in 2024. These annuity contracts transfer the obligation to the insurance companies to guarantee the full payment of all annuity payments to existing retired pension plan participants or their surviving beneficiaries. These annuity contracts assume all investment risk associated with the assets that were delivered as the annuity contract premiums. These annuity contracts covered 331 existing retired pension plan participants at the time of purchase. The Company did not have similar purchases in 2023.
The domestic qualified pension plans allow participants to elect a lump-sum payment at retirement. In 2024, 2023 and 2022, the Company made lump sum payments of $9.0 million, $17.3 million and $24.8 million, respectively, from the domestic qualified pension plans assets to certain participants in the plan. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining our pension and postretirement obligations.
Net periodic benefit expense (income) allocation

	Domestic			Foreign
	2024	2023	2022	2024	2023	2022
Service cost - (in millions)	$5.1	$5.2	$7.6	$1.1	$0.9	$1.0

	Domestic			Foreign
Pension non-service (income) expense (in millions):	2024	2023	2022	2024	2023	2022
Interest cost on benefit obligation	$30.3	$31.7	$22.8	$1.9	$1.9	$0.8
Expected return on plan assets	(52.3)	(52.6)	(54.9)	(1.9)	(1.6)	(1.1)
Amortization of prior service cost	(0.4)	(1.8)	(1.8)	—	0.1	—
Amortization of actuarial loss	11.3	9.9	22.7	0.4	0.2	—
Settlements/Curtailment	—	—	—	—	—	(0.1)
Pension non-service (income) expense	$(11.1)	$(12.8)	$(11.2)	$0.4	$0.6	$(0.4)
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
The following assumptions were used to measure the net benefit income or expense within each respective year for the domestic qualified plans and the foreign plans:

Pension Plan Assumptions:	Discount rates	Increase in future compensation levels	Expected long-term rate of return
Domestic plans - 2024	5.40% - 5.45%	2.75%	6.58% - 7.80%
Domestic plans - 2023	5.71% - 5.72%	2.75%	6.58% - 7.80%
Domestic plans - 2022	2.91% - 3.08%	2.75%	6.58% - 7.80%

Foreign plans - 2024	1.30% - 4.50%	1.50% - 3.00%	1.25% - 6.20%
Foreign plans - 2023	2.20% - 4.80%	1.50% - 3.00%	1.25% - 5.10%
Foreign plans - 2022	0.20% - 1.80%	1.00% - 2.50%	1.00% - 2.70%

For its domestic and foreign pension plans the Company is projecting a weighted-average long-term rate of return on plan assets of 7.05% and 4.84% in 2025, respectively.

	Domestic		Foreign
Changes in benefit obligation (in millions):	2024	2023	2024	2023
Benefit obligation - beginning of year	$584.1	$583.0	$51.5	$45.2
Service cost	5.1	5.2	1.1	0.9
Interest cost on projected benefit obligation	30.3	31.7	1.9	1.9
Actuarial (gain) loss	(10.2)	23.6	(3.0)	3.1
Benefits paid	(68.1)	(59.8)	(2.3)	(2.1)
Other - including foreign currency, settlements/curtailments	—	0.4	(2.5)	2.5
Benefit obligation - end of year	$541.2	$584.1	$46.7	$51.5

Accumulated benefit obligation - end of year	$539.3	$581.7	$43.4	$47.9
The key assumptions used to measure the benefit obligation at each respective year-end were:

	Domestic Plans			Foreign Plans
Key assumptions:	2024	2023	2022	2024	2023	2022
Discount rate	5.73% - 5.76%	5.40% - 5.45%	5.71% - 5.72%	0.90% - 5.40%	1.30% - 4.50%	2.20% - 4.80%
Salary growth rate	2.75%	2.75%	2.75%	1.50% - 3.00%	1.50% - 3.00%	1.50% -3.00%
Plan assets

	Domestic		Foreign
Changes in plan assets (in millions):	2024	2023	2024	2023
Fair value of net plan assets - beginning of year	$740.4	$719.7	$38.6	$35.0
Actual return on plan assets	47.4	78.0	(1.2)	2.3
Employer contribution - other benefit plan	2.6	2.5	1.5	1.5
Foreign currency changes	—	—	(1.1)	2.0
Benefits paid	(68.1)	(59.8)	(2.3)	(2.2)
Other	—	—	(0.4)	—
Fair value of net plan assets - end of year	$722.3	$740.4	$35.1	$38.6

The following tables sets forth the funded status and amounts recognized in the consolidated balance sheets at year-end 2024 and 2023 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

		Domestic		Foreign
		2024	2023	2024	2023
Funded (unfunded) status		$181.1	$156.3	$(11.6)	$(12.9)

Amounts recognized in the consolidated balance sheets as a debit (credit):
Balance sheet item	Balance sheet location
Prepaid pension assets	Prepaid pension assets - non-current	$227.6	$203.3	$—	$—
Accrued pension obligations short-term	Accrued liabilities	(2.9)	(2.9)	(0.5)	(0.6)
Accrued pension obligations long-term	Other long-term liabilities	(43.6)	(44.1)	(11.1)	(12.3)
Net amount recognized		$181.1	$156.3	$(11.6)	$(12.9)

Amounts recognized in AOCI:
Net prior service cost (credit)		$1.4	$1.0	$0.5	$0.4
Net loss		301.8	318.4	7.7	8.2
Net amount recognized, before tax effect		$303.2	$319.4	$8.2	$8.6
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2024	2023
Projected benefit obligation	$69.8	$98.4
Accumulated benefit obligation	$66.5	$94.8
Fair value of plan assets	$11.7	$38.6
At year-end 2024 and 2023 the Company had an accumulated non-cash reduction to stockholders’ equity of $235.4 million and $249.6 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $74.3 million at year end 2024 and $77.0 million at year end 2023.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2025	$51.1	$2.6
2026	$53.3	$2.6
2027	$53.5	$2.4
2028	$54.8	$2.9
2029	$50.2	$2.5
2030 - 2034	$225.0	$13.4
Investments
The Company has an active management policy for the pension assets in the qualified domestic pension plans. As of December 29, 2024, the long-term asset allocation target for the domestic plans consists of approximately 45% in equity instruments and approximately 55% in fixed income instruments.
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

Certain investments are measured at fair value using net asset values as a practical expedient and are not required to be categorized in the fair value hierarchy table listed below. As such, the balance of these investments measured at net asset value has been included in the table below to permit reconciliation to the plan asset amounts previously disclosed.
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of December 29, 2024, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$18.6	$—	$18.6
Equity securities	4.1	185.3	—	189.4
U.S. Government securities and futures	234.7	—	—	234.7
Corporate bonds	—	17.1	—	17.1
Insurance contracts related to foreign plans	—	11.7	—	11.7
Fair value of net plan assets at the end of the year	$238.8	$232.7	$—	$471.5

Investments measured at net asset value:
Alternatives				$199.6
Mutual funds (c)				5.2
Mortgage-backed securities				45.6
High yield bonds				35.5
Fair value of net plan assets at the end of the year				$285.9
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
Defined Benefit Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees. Total cost for these plans was less than $1.0 million for each fiscal year 2024, 2023 and 2022.
Deferred Contribution Plans
The Company’s contributions associated with its 401(k) plans were $30.3 million, $31.4 million and $29.7 million, for 2024, 2023 and 2022, respectively.
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
As of December 29, 2024 and December 31, 2023, $111.3 million and $102.2 million, respectively, is included in other long-term liabilities related to deferred compensation liabilities on the consolidated balance sheets. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $111.0 million and $101.3 million, as of December 29, 2024 and December 31, 2023, respectively, and is primarily included in other non-current assets on the consolidated balance sheets.
Note 11. Stockholders’ Equity

Common stock and treasury stock activity:	Common Stock	Treasury Stock
Balance, January 1, 2023	47,194,766	282,131
Issued	137,079	(282,131)
Balance, December 31, 2023	47,331,845	—
Acquired	—	885,321
Issued	101,043	(159,045)
Balance, December 29, 2024	47,432,888	726,276
Shares issued from treasury stock include stock options exercised as well as shares issued under certain other compensation plans.
Treasury Stock
During 2024, the Company repurchased approximately 0.9 million shares for $354.0 million with a weighted-average price of $399.78 per share. All of the Company’s share repurchases were settled between April 2024 and October 2024.
Stock Options
The Company recorded $12.3 million, $12.4 million, and $17.9 million for stock option expense for 2024, 2023 and 2022, respectively. The Company issues shares of common stock upon the exercise of stock options.
During 2024 and 2023, the amount of cash received from the exercise of stock options was $37.9 million and $45.4 million, respectively. The total pretax intrinsic value of options exercised during 2024 and 2023 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $72.4 million and 111.0 million, respectively. At December 29, 2024, the intrinsic value of stock options outstanding was $219.3 million and the intrinsic value of stock options exercisable was $213.1 million.

At December 29, 2024, there was $10.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.7 years. This amount can be impacted by employee retirements or terminations.

Stock option valuation assumptions:	2024
Expected dividend yield	n/a
Expected volatility	30.4%
Risk-free interest rate	4.07%
Expected life in years	6.3
The Company did not grant stock options in 2023. Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2024 and 2022 was $171.20 and $124.44, respectively.
Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2024		2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,337,972	$249.76	1,726,731	$223.43	1,793,857	$206.08
Granted	67,003	$441.98	—	$—	135,751	$360.39
Exercised	(244,130)	$155.26	(372,739)	$121.73	(179,828)	$131.44
Canceled or expired	(25,096)	$388.82	(16,020)	$389.85	(23,049)	$397.36
Ending balance	1,135,749	$278.34	1,337,972	$249.76	1,726,731	$223.43
Options exercisable at end of period	1,032,102	$264.98	1,190,838	$232.10	1,395,949	$182.53
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 29, 2024, under the stock option plans.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$40.70-$99.99	68,462	$78.40	1.2	68,462	$78.40
$100.00-$199.99	318,417	$160.55	2.7	318,417	$160.55
$200.00-$299.99	229,701	$217.60	4.1	229,701	$217.60
$300.00-$399.99	287,580	$373.79	6.3	248,720	$375.89
$400.00-$445.21	231,589	$441.13	7.4	166,802	$440.79
	1,135,749	$278.34	4.7	1,032,102	$264.98

Restricted Stock
The following table shows restricted stock award activity:

	Employee Time-Based Restricted Stock Units		Employee Performance-Based Restricted Stock Awards		Non-Employee Directors Restricted Stock Units
Restricted Stock:	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share
Balance, January 2, 2022	49,351	$409.41	37,829	$279.27	7,058	$308.54
Granted	89,472	$360.39	19,492	$427.51	3,904	$451.13
Vested	(15,698)	$409.41	(17,522)	$200.00	(1,440)	$450.27
Forfeited/Canceled	(5,653)	$399.20	(398)	$388.15	—	$—
Balance, January 1, 2023	117,472	$372.51	39,401	$386.76	9,522	$345.57
Granted	2,316	$418.20	14,139	$361.08	4,190	$404.92
Vested	(39,705)	$376.99	(9,106)	$360.33	(1,880)	$451.16
Forfeited/Canceled	(10,644)	$369.60	(2,616)	$346.08	—	$—
Balance, December 31, 2023	69,439	$371.90	41,818	$357.43	11,832	$349.81
Granted	70,341	$441.86	19,103	$397.78	4,680	$362.50
Vested	(38,198)	$378.01	(7,692)	$334.92	(2,095)	$404.92
Forfeited/Canceled	(7,986)	$399.90	(898)	$334.92	—	$—
Balance, December 29, 2024	93,596	$419.76	52,331	$375.86	14,417	$345.92
Employee Time-based Restricted Stock Units
The Company recorded $15.6 million, $14.2 million and $7.8 million in compensation expense related to restricted stock units to employees for fiscal years 2024, 2023 and 2022 respectively, which is primarily recorded in the Digital Imaging segment. At December 29, 2024, there was $28.1 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.8 years. This amount can be impacted by employee retirements or terminations.
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
The estimated expense for restricted stock awards with both time-based and performance-based components to employees is based on a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, which has been the S&P 500 Index for awards granted since 2021. The Company recorded $6.6 million, $5.2 million and $5.1 million in compensation expense related to restricted stock awards to employees for fiscal years 2024, 2023 and 2022, respectively. At December 29, 2024, there was $6.8 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.3 years.
Non-Employee Directors Restricted Stock
Non-employee directors each received restricted stock units valued at $170,000 in 2024, 2023 and 2022 or valued at half the amount for a person who becomes a director for the first time after the date of the Annual Meeting. The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee director’s restricted stock units was $1.7 million for 2024, 2023 and 2022, with an immaterial amount of unrecognized compensation cost that will be recognized over the first half of 2025.

Note 12. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share (amounts in millions, except per share data):

Earnings Per Common Share:	2024	2023	2022
Net income attributable to Teledyne	$819.2	$885.7	$788.6
Basic earnings per common share:
Weighted average common shares outstanding	47.0	47.1	46.8

Basic earnings per common share	$17.43	$18.80	$16.85

Diluted earnings per share:
Weighted average common shares outstanding	47.0	47.1	46.8
Effect of diluted securities (primarily stock options)	0.6	0.8	0.9
Weighted average diluted common shares outstanding	47.6	47.9	47.7

Diluted earnings per common share	$17.21	$18.49	$16.53
In 2024, 2023 and 2022, the Company excluded 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.

Note 13. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the fiscal years ended December 29, 2024, and December 31, 2023:

(in millions)	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of January 1, 2023	$(472.3)	$1.3	$(255.5)	$(726.5)
Other comprehensive income (loss) before reclassifications	79.6	14.8	—	94.4
Amounts reclassified from AOCI	—	(7.9)	5.9	(2.0)
Net other comprehensive income (loss)	79.6	6.9	5.9	92.4
Balance as of December 31, 2023	(392.7)	8.2	(249.6)	(634.1)
Other comprehensive income (loss) before reclassifications	(209.6)	(6.0)	—	(215.6)
Amounts reclassified from AOCI	—	(4.4)	14.2	9.8
Net other comprehensive income (loss)	(209.6)	(10.4)	14.2	(205.8)
Balance as of December 29, 2024	$(602.3)	$(2.2)	$(235.4)	$(839.9)
The reclassification out of AOCI for the fiscal years ended December 29, 2024, and December 31, 2023, are as follows:

	2024	2023
(in millions)	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Gain (loss) on cash flow hedges:
Gain (loss) recognized in income on derivatives	$(6.0)	$(10.6)	See Note 14
Income tax impact	1.6	2.7	Provision for income taxes
Total	$(4.4)	$(7.9)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.4)	$(1.7)	See Note 10
Amortization of net actuarial loss	11.7	10.1	See Note 10
Pension adjustments	7.3	(1.0)	See Note 10
Total before tax	18.6	7.4
Income tax impact	(4.4)	(1.5)
Net of tax	$14.2	$5.9
Note 14. Derivative Instruments
The Company periodically enters into foreign currency forward contracts designated as cash flow hedges to minimize foreign currency risk, primarily to Canadian dollars and British pounds. As of December 29, 2024, foreign currency forward contracts in Canadian dollars designated as cash flow hedges have maturities ranging from March 2025 to February 2026. There were no open contracts forward currency forward contracts in British pounds designated as cash flow hedges as of December 29, 2024.
We converted a U.S. dollar denominated, variable rate obligation of a European subsidiary, into a euro fixed rate obligation using a receive float, pay fixed cross currency swap. This cross-currency swap was designated as a cash flow hedge and matured in October 2024.
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

The following is a summary of notional amounts outstanding under foreign currency forward contracts, cross-currency swap agreements and their respective fair value amounts recorded in the consolidated balance sheets (in millions):

	December 29, 2024		December 31, 2023
	Notional amount	Fair value	Notional amount	Fair value
Derivatives designated as hedging instruments
Foreign currency forward contracts
Other current assets	$—	$—	$116.5	$3.7
Other non-current assets	$—	—	$70.5	2.4
Accrued liabilities	$69.4	(2.5)	$—	—
Other non-current liabilities	$13.9	(0.5)	$—	—
Cross-currency swap agreements
Other current assets	$—	—	$—	0.1
Accrued liabilities	$—	—	$172.6	(21.3)
Total derivatives designated as hedging instruments		$(3.0)		$(15.1)
Derivatives not designated as hedging instruments
Foreign currency forward contracts
Other current assets	$271.4	$1.0	$329.9	$14.2
Accrued liabilities	$703.4	(13.9)	$467.6	(3.2)
Total derivatives not designated as hedging instruments		$(12.9)		$11.0
Total derivatives		$(15.9)		$(4.1)
All derivatives are recorded on the balance sheet at fair value. The accounting for income and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
The following is a summary of the gain (loss) included in the consolidated statements of income (loss) and comprehensive income (loss) related to the derivative instruments described above (in millions):

	2024	2023
Net gain (loss) recognized in AOCI - foreign exchange contracts (a)	$(8.2)	$19.3
Net gain (loss) reclassified from AOCI into revenue/cost of sales - foreign exchange contracts	$1.1	$(6.2)
Net gain (loss) reclassified from AOCI into interest expense - foreign exchange contracts	$(17.9)	$7.6
Net gain (loss) reclassified from AOCI into interest expense -interest rate contracts	$—	$0.6
Net gain (loss) reclassified from AOCI into other income and expense, net - foreign exchange contracts (b)	$22.7	$8.0
Net gain (loss) recognized in other income and expense, net – foreign exchange contracts	$(43.6)	$13.7
(a) Effective portion
(b) Amount reclassified to offset earnings impact of liability hedged by cross currency swap
Net deferred losses recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $2.2 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
Note 15. Fair Value Measurements
The Company’s financial assets and liabilities carried at fair value are primarily comprised of derivative contracts used to hedge the Company’s foreign currency risk. The Company has not elected to measure any additional financial instruments or other items at fair value.

Financial Instruments Recorded at Fair Value
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 hierarchy information as defined by the accounting policies (in millions):

	December 29, 2024	December 31, 2023
Assets:
Foreign currency forward contracts	$1.0	$20.3
Cross-currency swaps	—	0.1
Total assets recorded at fair value	$1.0	$20.4
Liabilities:
Foreign currency forward contracts	(16.9)	(3.2)
Cross-currency swaps	—	(21.3)
Total liabilities recorded at fair value	$(16.9)	$(24.5)
Net derivatives at fair value	$(15.9)	$(4.1)
Gross derivative assets and liabilities are subject to legally enforceable master netting agreements, for which we have not elected to present net amounts on the consolidated balance sheets. The effect of such right of setoff on the Company’s financial position were $0.2 million and $0.6 million, as of December 29, 2024, and December 31, 2023, respectively.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a Level 2 and is valued based on observable market data. As of December 29, 2024 and December 31, 2023, the aggregate fair values of our borrowings were $2,395.0 million and $2,965.3 million, respectively, and the carrying values were $2,666.2 million and $3,266.0 million, respectively.
The cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.
Note 16. Leases
Operating Leases
Teledyne has more than 150 long-term operating lease agreements for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for non-lease components such as utilities, taxes, insurance and maintenance expense. The Company accounts for lease and non-lease components as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 29, 2024, Teledyne has right-of-use assets of $128.6 million included in non-current other assets, net on the consolidated balance sheets.

At December 29, 2024, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Operating lease commitments:
2025	$37.6
2026	31.2
2027	26.3
2028	18.9
2029	14.2
Thereafter	31.6
Total minimum lease payments	159.8
Less:
Imputed interest	(20.0)
Current portion (included in current accrued liabilities)	(30.2)
Present value of minimum lease payments, net of current portion (included in other long-term liabilities)	$109.6
The weighted average remaining lease term for operating leases is approximately 5.7 years and the weighted average discount rate is approximately 4.25%. Rental expense under operating leases, including leases with a term of 12 months or less, net of immaterial sublease income, was $47.9 million in 2024, $43.9 million in 2023 and $45.1 million in 2022. Variable lease expense was $1.3 million in 2024, $1.6 million in 2023 and $5.9 million in 2022. Cash paid for amounts included in the measurement of lease liabilities was $39.5 million for 2024 and $39.5 million for 2023. Right-of-use assets obtained in exchange for lease obligations was $13.8 million for 2024 and $21.7 million for 2023.
Finance Leases and Subleases
The Company’s finance leases and subleases are not material.
Note 17. Commitments and Contingencies
Trade Compliance Matters
Teledyne has made voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not authorized due to a potentially incorrect de minimis calculation methodology under section 734.4 and Supplement No. 2 of the Export Administration Regulations (“EAR”). Furthermore, Teledyne has made voluntary disclosures to export authorities in jurisdictions outside the United States for certain potential violations of local export laws, which may increase its penalty exposure.
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
At December 29, 2024, the Company’s reserves for environmental remediation obligations totaled $6.5 million, of which $3.0 million is included in current accrued liabilities and the remainder included in other long-term liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to thirty years.

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
Note 18. Subsequent Events
Micropac
On December 30, 2024, the Company acquired Micropac Industries, Inc. (“Micropac”) for approximately $57.6 million in cash, net of cash acquired, and subject to certain adjustments. Micropac, founded in 1963 and headquartered in Garland, Texas designs and manufactures microelectronic circuits, optoelectronic components, and sensor and display assemblies, primarily for military, aerospace, and medical applications. Micropac will be part of the Aerospace & Defense Electronics segment. The Company funded the acquisition from cash on hand.
Qioptiq and Advanced Electronics Systems businesses
On February 3, 2025, the Company acquired select aerospace and defense electronics businesses of Excelitas Technologies Corp. for approximately $700.3 million in cash, net of cash acquired, and subject to certain adjustments. The acquisition includes the Optical Systems (“OS”) business known under the Qioptiq® brand based in Northern Wales, UK, as well as the United States based Advanced Electronic Systems (“AES”) business. The OS and AES businesses will be part of the Aerospace and Defense Electronics segment. The Company funded the acquisition from available borrowings on the credit facility as well as cash on hand.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 29, 2024, December 31, 2023 and January 1, 2023
(in millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other (a)	Balance at end of period
Fiscal Year 2024
Allowance for doubtful accounts	$11.5	6.4	—	(2.4)	$15.5
Environmental reserves	$5.4	1.6	—	(0.5)	$6.5

Fiscal Year 2023
Allowance for doubtful accounts	$11.7	0.7	—	(0.9)	$11.5
Environmental reserves	$5.8	—	—	(0.4)	$5.4

Fiscal Year 2022
Allowance for doubtful accounts	$13.8	1.6	—	(3.7)	$11.7
Environmental reserves	$6.3	0.2	—	(0.7)	$5.8
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

3.2	Certificate of Amendment to Teledyne’s Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

3.3	Fifth Amended and Restated Bylaws of Teledyne (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

4.1	Description of the Registrant’s Securities*

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

10.2	Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 10, 2017)†

10.3
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.4
Administrative Rules of the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.5
Administrative Rules for the Restricted Stock Award Program under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.6
Form of Restricted Stock Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan for awards made prior to 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.7
Form of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.8
Terms and Conditions of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan for grants made after 2018 to Robert Mehrabian (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 File No. 1-15295))†

10.9
Performance Plan Summary Plan Description for awards made prior to 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2021 File No. 1-15295))†

10.10
Form of Performance-Based Restricted Stock Unit Agreement for awards made after January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 23, 2024 File No. 1-15295) †

10.11	Performance Plan - Summary Plan Description for 2024-2026 performance period (incorporated by reference to Exhibit 10.2 to the Company Report on Form 8-K dated January 23, 2024 File No. 1-15295)†

10.12	Performance Plan - Summary Plan Description for awards made after January 1, 2025*

10.13
Eighth Amended and Restated Employment Agreement, dated as of October 24, 2023, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 24, 2023 File No. 1-15295)†

10.14
Transition of Employment and Agreement Termination Employment Agreement between Teledyne Netherlands BV and Edwin Roks, dated December 29, 2023 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 1-15295)†

10.15
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.16
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year end January 3, 2016(File No. 1-15295)†

10.17
Change in Control Severance Agreement, dated as of September 1, 2012, by and among Teledyne Technologies Incorporated and George C. Bobb III (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 File No. 1-15295)†

10.18
Amended and Restated Change in Control Severance Agreement, dated as of January31, 2011, by and between Teledyne Technologies Incorporated and Edwin Roks (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year end December 30, 2018 (File No. 1-15295))†

10.19
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Stephen F. Blackwood (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2023 (File No. 1-15295))†

10.20
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†

10.21
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))

10.22
Second Amended and Restated Credit Agreement, dated as of June 10, 2024, by and among Teledyne Technologies Incorporated, as borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2024 (File No. 1-15295))

10.23
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.24
Amended and Restated Term Loan Credit Agreement, dated October 30, 2019, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the several banks and other financial institutions form time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, and B of A Securities, Inc., as sole book manager and sole lead arranger (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2019).

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.31
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

10.34
Second Supplemental Indenture, dated as of May 14, 2021 between Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

10.35
Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

14.1	Teledyne Technologies Incorporated Global Code of Ethical Conduct - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics

14.2	Code of Ethics for Financial Professionals - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics

14.3	Directors, Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company’s website at www.teledyne.com/who-we-are/ethics

19.1	Teledyne Policy on Insider Trading; Purchases and Sales of Company Securities*

21	Subsidiaries of Teledyne Technologies Incorporated*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm*

24.1	Power of Attorney - Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1
Teledyne Technologies Incorporated Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (File No. 1-15295)

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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 29, 2024: (i) the Consolidated Statement of Income (Loss), (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 20, 2025.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Edwin Roks
Edwin Roks
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Edwin Roks	Chief Executive Officer
	Edwin Roks	(Principal Executive Officer)	February 20, 2025

	/s/ Stephen F. Blackwood	Executive Vice President and
	Stephen F. Blackwood	Chief Financial Officer (Principal Financial Officer)	February 20, 2025

	/s/ Cynthia Belak	Senior Vice President and Controller
	Cynthia Belak	(Principal Accounting Officer)	February 20, 2025

	/s/ Robert Mehrabian	Executive Chairman and Director	February 20, 2025
Robert Mehrabian

	*	Director	February 20, 2025
Charles Crocker

	*	Director	February 20, 2025
Kenneth C. Dahlberg

	*	Director	February 20, 2025
Michelle A. Kumbier

	*	Director	February 20, 2025
Simon M. Lorne

	*	Director	February 20, 2025
Robert A. Malone

	*	Director	February 20, 2025
Vincent J. Morales

	*	Director	February 20, 2025
Jane C. Sherburne

	*	Director	February 20, 2025
Denise R. Singleton

	*	Director	February 20, 2025
Michael T. Smith

	*	Director	February 20, 2025
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1