Form 10-Q
period 2025-03-30
TELEDYNE TECHNOLOGIES INC
filed 2025-04-28
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
Yes  ☐    No  ☒
There were 46,859,346 shares of common stock, $.01 par value per share, outstanding as of April 16, 2025.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE FIRST QUARTER ENDED MARCH 30, 2025 AND MARCH 31, 2024
(Unaudited — Amounts in millions, except per share amounts)

	First Quarter
	2025	2024
Net sales	$1,449.9	$1,350.1
Costs and expenses
Cost of sales	830.4	770.2
Selling, general and administrative	233.9	219.7
Research and development	74.3	76.5
Acquired intangible asset amortization	52.0	49.4
Total costs and expenses	1,190.6	1,115.8
Operating income (loss)	259.3	234.3
Interest and debt income (expense), net	(17.3)	(12.7)
Non-service retirement benefit income (expense), net	2.8	2.7
Other income (expense), net	(5.9)	1.2
Income (loss) before income taxes	238.9	225.5
Provision (benefit) for income taxes	50.1	46.4
Net income (loss) including noncontrolling interest	188.8	179.1
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.6
Net income (loss) attributable to Teledyne	$188.6	$178.5

Basic earnings per common share	$4.03	$3.77
Weighted average common shares outstanding	46.8	47.3

Diluted earnings per common share	$3.99	$3.72
Weighted average diluted common shares outstanding	47.3	48.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE FIRST QUARTER ENDED MARCH 30, 2025 AND MARCH 31, 2024
(Unaudited — Amounts in millions)

	First Quarter
	2025	2024
Net income (loss) including noncontrolling interest	$188.8	$179.1
Other comprehensive income (loss):
Foreign exchange translation adjustment	150.8	(88.8)
Hedge activity, net of tax	1.3	(4.2)
Pension and postretirement benefit adjustments, net of tax	1.5	2.1
Other comprehensive income (loss)	153.6	(90.9)
Comprehensive income (loss) including noncontrolling interest	342.4	88.2
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.2	0.6
Comprehensive income (loss) attributable to Teledyne	$342.2	$87.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in millions, except share amounts)

	March 30, 2025	December 29, 2024
Assets
Current Assets
Cash and cash equivalents	$461.5	$649.8
Accounts receivable, net	935.5	901.1
Unbilled receivables, net	368.3	312.1
Inventories, net	1,011.8	914.4
Prepaid expenses and other current assets	204.6	167.2
Total current assets	2,981.7	2,944.6
Property, plant and equipment, net of accumulated depreciation and amortization of $1,045.9 at March 30, 2025 and $1,012.1 at December 29, 2024	815.3	745.2
Goodwill	8,534.0	7,990.5
Acquired intangibles, net	2,187.8	2,012.9
Prepaid pension assets	231.8	227.6
Other assets, net	297.9	279.7
Total Assets	$15,048.5	$14,200.5
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$489.9	$416.4
Accrued liabilities	874.3	844.9
Current portion of long-term debt	0.2	0.3
Total current liabilities	1,364.4	1,261.6
Long-term debt, net of current portion	2,964.6	2,648.7
Long-term deferred tax liabilities	374.1	354.0
Other long-term liabilities	414.0	380.8
Total Liabilities	5,117.1	4,645.1
Commitments and contingencies (see Note 15)
Redeemable Noncontrolling Interest	6.2	6.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; issued shares: 47,424,847 at March 30, 2025 and 47,432,888 at December 29, 2024; outstanding shares: 46,851,809 at March 30, 2025 and 46,706,612 at December 29, 2024	0.5	0.5
Additional paid-in capital	4,386.8	4,414.5
Retained earnings	6,455.3	6,266.7
Treasury stock, 573,038 shares at March 30, 2025 and 726,276 at December 29, 2024	(231.1)	(292.4)
Accumulated other comprehensive income (loss)	(686.3)	(839.9)
Total Stockholders’ Equity	9,925.2	9,549.4
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$15,048.5	$14,200.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2024	$0.5	$4,414.5	$(292.4)	$6,266.7	$(839.9)	$9,549.4
Net income (loss)	—	—	—	188.6	—	188.6
Other comprehensive income (loss), net of tax	—	—	—	—	153.6	153.6
Treasury stock issued	—	(61.3)	61.3	—	—	—
Stock-based compensation and other	—	4.1	—	—	—	4.1
Exercise of stock options	—	29.5	—	—	—	29.5
Balance, March 30, 2025	$0.5	$4,386.8	$(231.1)	$6,455.3	$(686.3)	$9,925.2

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	$0.5	$4,407.3	$—	$5,447.5	$(634.1)	$9,221.2
Net income (loss)	—	—	—	178.5	—	178.5
Other comprehensive income (loss), net of tax	—	—	—	—	(90.9)	(90.9)
Stock-based compensation and other	—	10.1	—	—	—	10.1
Exercise of stock options	—	9.1	—	—	—	9.1
Balance, March 31, 2024	$0.5	$4,426.5	$—	$5,626.0	$(725.0)	$9,328.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2025 AND MARCH 31, 2024
(Unaudited — Amounts in millions)

	Three Months
	2025	2024
Operating Activities
Net income (loss) including noncontrolling interest	$188.8	$179.1
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	80.7	78.0
Stock-based compensation	8.9	12.0
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(5.6)	12.1
Inventories	(33.5)	(25.2)
Accounts payable	53.1	27.7
Deferred taxes and income taxes receivable (payable), net	19.2	19.3
Prepaid expenses and other assets	(3.0)	(1.5)
Accrued expenses and other liabilities	(57.3)	(21.8)
Other operating, net	(8.7)	11.3
Net cash provided by (used in) operating activities	242.6	291.0
Investing Activities
Purchases of property, plant and equipment	(18.0)	(15.9)
Purchases of businesses, net of cash acquired	(757.6)	—
Other investing, net	0.6	—
Net cash provided by (used in) investing activities	(775.0)	(15.9)
Financing Activities
Net borrowings from (repayments made to) credit facility	315.0	—
Proceeds from (payments on) other debt	(0.1)	(0.1)
Proceeds from exercise of stock options	29.5	9.1
Other financing, net	(4.8)	(2.9)
Net cash provided by (used in) financing activities	339.6	6.1
Effects of exchange rate changes on cash	4.5	(17.1)
Change in cash and cash equivalents	(188.3)	264.1
Cash and cash equivalents—beginning of period	649.8	648.3
Cash and cash equivalents—end of period	$461.5	$912.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 30, 2025
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (“2024 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of March 30, 2025 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the first quarter ended March 30, 2025. The results of operations and cash flows for the period ended March 30, 2025 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public entities, on an interim and annual basis, to provide disclosure of specified information about costs and expenses in the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
Other ASUs issued but not effective until after March 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 2. Business Acquisitions
2025 Acquisitions
Micropac
During the first quarter of 2025, the Company acquired Micropac Industries, Inc. (“Micropac”) for approximately $51.2 million in cash, net of cash acquired. Micropac, founded in 1963 and headquartered in Garland, Texas, designs and manufactures microelectronic circuits, optoelectronic components and sensor and display assemblies primarily for military, aerospace and medical applications. Micropac will be part of the Aerospace & Defense Electronics segment. The Company funded the acquisition from cash on hand. Goodwill resulting from the Micropac acquisition will not be deductible for tax purposes.
Optical Systems and Advanced Electronics Systems businesses
During the first quarter of 2025, the Company acquired select aerospace and defense electronics businesses of Excelitas Technologies Corp. (“Excelitas”) for approximately $706.4 million in cash, net of cash acquired, and subject to certain adjustments. The acquisition includes the Optical Systems (“OS”) business known under the Qioptiq® brand based in Northern Wales, UK, as well as the U.S. based Advanced Electronic Systems (“AES”) business. The OS and AES businesses will be part of the Aerospace and Defense Electronics segment. The Company funded the acquisition from available borrowings on the credit facility as well as from cash on hand. Goodwill resulting from the acquisition of the UK operations will not be deductible for tax purposes, and goodwill resulting from the acquisition of the U.S. operations will be deductible for tax purposes.

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
Valeport
During the second quarter of 2024, the Company acquired Valeport Holdings 2019 Limited and its affiliates (“Valeport”) for $35.0 million in cash, net of cash acquired, subject to certain adjustments. Valeport, founded in 1969 and headquartered in Totnes, UK, designs and manufactures underwater sensors for environmental, energy, construction and defense applications. Valeport is part of the Marine Instrumentation product line within the Instrumentation segment. Goodwill resulting from the Valeport acquisition will not be deductible for tax purposes.
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for these acquisitions (in millions):

	2025
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
OS and AES businesses	February 3, 2025	$706.4	$451.6	$183.6
Micropac	December 30, 2024	51.2	5.0	8.1
Total		$757.6	$456.6	$191.7
(a) Net of cash acquired

	2024
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
Adimec	June 4, 2024	$88.7	$64.6	$17.9
Valeport	April 10, 2024	35.0	23.6	7.8
Total		$123.7	$88.2	$25.7
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the OS and AES businesses, Micropac and Adimec are provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions both individually and in the aggregate were not material to the Company's financial results. The significant factors that resulted in recognition of goodwill for the 2025 and 2024 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
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
Segment results include net sales and operating income by segment but exclude corporate expenses. Corporate expense primarily includes administrative expenses relating to the corporate office not allocated to our segments.

In the first quarter of 2025, the Company completed two acquisitions, and the financial results of these acquisitions have been included since the date of the acquisition and are part of the Aerospace and Defense Electronics segment. See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding these 2025 acquisitions.
The following table presents net sales, operating expenses and operating income by segment (dollars in millions):

	First Quarter		%
Net Sales (a):	2025	2024	Change
Digital Imaging	$757.0	$740.8	2.2%
Instrumentation	343.3	330.4	3.9%
Aerospace and Defense Electronics	242.5	185.7	30.6%
Engineered Systems	107.1	93.2	14.9%
Total net sales	$1,449.9	$1,350.1	7.4%
(a) Net sales exclude inter-segment sales of $3.8 million and $4.8 million for the first quarter of 2025 and 2024, respectively.

	First Quarter		%
Cost of sales:	2025	2024	Change
Digital Imaging	$422.5	$408.6	3.4%
Instrumentation	173.5	171.2	1.3%
Aerospace and Defense Electronics	144.2	107.9	33.6%
Engineered Systems	90.2	82.5	9.3%
Total cost of sales	$830.4	$770.2	7.8%

	First Quarter		%
Selling, general and administrative:	2025	2024	Change
Digital Imaging	$122.7	$123.7	(0.8)%
Instrumentation	49.7	47.0	5.7%
Aerospace and Defense Electronics	33.2	21.0	58.1%
Engineered Systems	6.1	7.9	(22.8)%
Total selling, general and administrative	$211.7	$199.6	6.1%

	First Quarter		%
Research and development:	2025	2024	Change
Digital Imaging	$44.1	$48.9	(9.8)%
Instrumentation	24.2	22.8	6.1%
Aerospace and Defense Electronics	6.0	4.7	27.7%
Engineered Systems	—	0.1	(100.0)%
Total research and development	$74.3	$76.5	(2.9)%

	First Quarter		%
Acquired intangible asset amortization:	2025	2024	Change
Digital Imaging	$45.4	$45.8	(0.9)%
Instrumentation	3.2	3.4	(5.9)%
Aerospace and Defense Electronics	3.4	0.2	*
Total acquired intangible asset amortization	$52.0	$49.4	5.3%
* Not meaningful

	First Quarter		%
Operating income (loss):	2025	2024	Change
Digital Imaging	$122.3	$113.8	7.5%
Instrumentation	92.7	86.0	7.8%
Aerospace and Defense Electronics	55.7	51.9	7.3%
Engineered Systems	10.8	2.7	300.0%
Corporate expense	(22.2)	(20.1)	10.4%
Operating income (loss)	$259.3	$234.3	10.7%
Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2025	2024
Marine Instrumentation	$161.8	$147.8
Environmental Instrumentation	108.9	111.1
Test and Measurement Instrumentation	72.6	71.5
Total	$343.3	$330.4
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	March 30, 2025	December 29, 2024
Digital Imaging	$11,021.1	$10,942.4
Instrumentation	1,781.9	1,750.9
Aerospace and Defense Electronics	1,496.8	576.2
Engineered Systems	200.4	180.3
Corporate	548.3	750.7
Total identifiable assets	$15,048.5	$14,200.5
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

	First Quarter Ended March 30, 2025			First Quarter Ended March 30, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$161.7	$595.3	$757.0	$355.9	$188.2	$139.7	$73.2	$757.0
Instrumentation	27.3	316.0	343.3	148.0	102.5	58.8	34.0	343.3
Aerospace and Defense Electronics	90.2	152.3	242.5	159.1	50.9	23.0	9.5	242.5
Engineered Systems	92.6	14.5	107.1	106.3	—	0.3	0.5	107.1
Total	$371.8	$1,078.1	$1,449.9	$769.3	$341.6	$221.8	$117.2	$1,449.9
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	First Quarter Ended March 31, 2024			First Quarter Ended March 31, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$130.7	$610.1	$740.8	$333.7	$200.3	$134.2	$72.6	$740.8
Instrumentation	33.3	297.1	330.4	144.6	96.9	60.1	28.8	330.4
Aerospace and Defense Electronics	58.8	126.9	185.7	123.7	34.2	18.6	9.2	185.7
Engineered Systems	79.8	13.4	93.2	92.8	—	0.1	0.3	93.2
Total	$302.6	$1,047.5	$1,350.1	$694.8	$331.4	$213.0	$110.9	$1,350.1
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination
With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the three months ended March 30, 2025, approximately 47% of net sales in the Engineered Systems segment were derived from fixed price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	March 30, 2025	December 29, 2024
Accrued liabilities	$323.7	$312.6
Other long-term liabilities	42.5	30.5
Total contract liabilities	$366.2	$343.1
The Company recognized revenue of $98.3 million during the three months ended March 30, 2025, from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,214.5 million. The Company expects approximately 77% of remaining performance obligations to be recognized into revenue within the next 12 months, with the remaining 23% recognized thereafter.

Changes in Contract Estimates at Completion
For over time contracts using the cost-to-cost method, the Company has an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management’s judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for scheduling and technical issues. The majority of revenue recognized over time uses an EAC process. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly.
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2025 was $2.3 million of favorable operating income compared with $0.3 million of unfavorable operating income in the first three months of 2024. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income (loss) for any period presented.
Note 5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 29, 2024	$6,854.6	$955.3	$163.0	$17.6	$7,990.5
Current year acquisitions	—	—	456.6	—	456.6
Foreign currency changes and other	63.6	10.6	12.7	—	86.9
Balance at March 30, 2025	$6,918.2	$965.9	$632.3	$17.6	$8,534.0
Acquired intangible assets
Acquired intangible assets consisted of the following (in millions):

	March 30, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary technology	$1,830.5	$859.1	$971.4	$1,665.5	$796.6	$868.9
Customer list/relationships	655.6	266.3	389.3	599.3	252.9	346.4
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	48.4	9.4	39.0	12.2	7.7	4.5
Backlog	16.2	16.2	—	16.0	16.0	—
Total intangibles subject to amortization	2,552.2	1,152.5	1,399.7	2,294.5	1,074.7	1,219.8
Intangibles not subject to amortization:
Trademarks	788.1	—	788.1	793.1	—	793.1
Total acquired intangible assets	$3,340.3	$1,152.5	$2,187.8	$3,087.6	$1,074.7	$2,012.9
An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Based on the results of the Company’s annual assessment in the fourth quarter of 2024, all reporting units with the exception of the FLIR reporting unit in the Digital Imaging segment had estimated fair values that significantly exceeded their respective carrying value. At the assessment date in the fourth quarter of 2024, the estimated fair value of the FLIR reporting unit exceeded its carrying value by approximately $420 million, or 5%, and the FLIR reporting unit had $5,856.5 million of goodwill at the prior year assessment date. As of March 30, 2025, the FLIR reporting unit had $5,873.4 million of goodwill, with the change in value from the prior year assessment date related to the impact of foreign currency translation.
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
For all reporting units, including the FLIR reporting unit, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value. As such, no interim impairment review was required. The Company will perform its annual analysis during the fourth quarter of 2025.
Based on the results of the Company’s annual assessment in the fourth quarter of 2024, the estimated fair value of all material indefinite-lived trademarks, with the exception of the FLIR indefinite-lived trademark, significantly exceeded their respective carrying value. At the prior year annual assessment date, the FLIR indefinite-lived trademark value was reduced to $635.8 million, which represented the estimated fair value of the asset as of the prior year assessment date.
The most significant assumptions utilized in the determination of the fair value of the FLIR trademark were the net sales growth rates (including residual growth rates), discount rate, and royalty rate. Although the FLIR sales forecasts were based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR business. Changes in sales forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The royalty rate was driven by historical and estimated future profitability of the underlying FLIR business. The royalty rate may be impacted by significant adverse changes in long-term operating margins. Subsequent to the assessment made in the prior year, additional non-cash impairment of the trademark could result from a number of circumstances, including different assumptions used in determining the fair value of the trademark, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
For all indefinite-lived trademarks, including the FLIR trademark, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the trademark is below its carrying value. As such, no interim impairment review was required. The Company will perform its annual analysis during the fourth quarter of 2025.
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $99.7 million and $304.1 million of cash equivalents at March 30, 2025, and December 29, 2024, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, Net
Accounts receivable is presented net of an allowance for doubtful accounts of $15.6 million at March 30, 2025 and $15.5 million at December 29, 2024.

Inventories, Net
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are primarily valued under the first-in, first-out method or the average cost method. Inventory balances are summarized as follows (in millions):

	Balance at
	March 30, 2025	December 29, 2024
Raw materials and supplies	$599.4	$559.2
Work in process	242.0	190.4
Finished goods	170.4	164.8
Total inventories, net	$1,011.8	$914.4
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

	First Quarter
Warranty Reserve (in millions):	2025	2024
Balance at beginning of year	$50.2	$49.1
Product warranty expense	7.4	3.5
Deductions	(3.8)	(5.1)
Acquisition	0.4	—
Balance at end of period	$54.2	$47.5
Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	March 30, 2025	December 29, 2024
$1.20 billion credit facility due June 2029, weighted average variable rate of 5.55% at March 30, 2025	$315.0	$—
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	1,030.0	1,030.0
Other debt	1.1	1.2
Debt discount and debt issuance costs	(16.3)	(17.2)
Total debt, net	2,964.8	2,649.0
Less: Current portion of long-term debt	(0.2)	(0.3)
Total long-term debt, net of current portion	$2,964.6	$2,648.7
At March 30, 2025, $855.5 million was available under the $1.2 billion credit facility after reductions of $315.0 million in outstanding borrowings and $29.5 million in outstanding letters of credit. The Company’s bank credit agreements requires it to comply with various financial and operating covenants, and at March 30, 2025, the Company was in compliance with these covenants.

Note 8. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate based upon estimates of annual income, permanent items, statutory tax rates, and planned tax strategies in the various jurisdictions in which the Company operates, except that certain loss jurisdictions and discrete items such as the resolution of uncertain tax positions and stock-based accounting income tax benefits are treated separately.

	First Quarter
(dollars in millions)	2025	2024
Provision (benefit) for income taxes (a)	$50.1	$46.4

Income (loss) before income taxes	$238.9	$225.5

Effective tax rate	21.0%	20.6%
(a) The first quarter of 2025 includes net discrete income tax benefits of $3.7 million and $4.4 million, respectively
Note 9. Pension Plans

	First Quarter
	2025	2024
Service cost — benefits earned during the period (in millions)	$1.5	$1.5

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$7.9	$8.2
Expected return on plan assets	(13.4)	(13.6)
Amortization of net prior service cost (income)	0.1	(0.2)
Amortization of net actuarial loss (gain)	2.8	2.9
Pension non-service cost (income)	$(2.6)	$(2.7)
Note 10. Stock-Based Compensation
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock awards and restricted stock units. The Company also has non-employee director stock compensation plans pursuant to which common stock, stock options and restricted stock units have been issued to its directors. The Company issues shares of common stock upon the exercise of stock options. The Company uses the Black–Scholes option pricing model to determine the fair value of stock options.
Stock-based compensation expense was $8.9 million and $12.0 million for the first quarter of 2025 and 2024, respectively.
Stock option activity for the first quarter of 2025 is as follows:

	Shares	Weighted Average Exercise Price
Beginning balance	1,135,749	$278.34
Exercised	(137,124)	$215.36
Canceled	(749)	$405.53
Ending balance	997,876	$286.90
Exercisable at end of period	916,486	$276.56
On April 22, 2025, the Company granted approximately 63,000 stock options at an exercise price of $461.10 per share and a grant date fair value of $179.30 per share.

Restricted stock activity for the first quarter of 2025 is as follows:

	Shares	Weighted Average Fair Value per Share
Beginning balance	160,344	$398.79
Granted	19,188	$442.76
Vested	(37,287)	$409.82
Forfeited/canceled	(5,428)	$379.91
Ending balance	136,817	$402.70
On April 22, 2025, the Company granted approximately 71,000 time-based restricted stock units with a grant date fair value of $461.10 per share.
Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2025	2024
Weighted average basic common shares outstanding	46.8	47.3
Effect of dilutive securities (primarily stock options)	0.5	0.7
Weighted average diluted common shares outstanding	47.3	48.0
For the first quarter of 2024, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For the first quarter of 2025, the Company did not have any stock options that would have been anti-dilutive.
Stock Repurchases
In April 2024, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $1.25 billion of Teledyne’s common stock. This authorization superseded prior open stock repurchase programs authorized by the Board of Directors. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions, or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. The Company currently intends to fund future share repurchases with cash on hand and available borrowings under the Company's credit facility. No repurchases under any authorizations were made in the first quarter of 2025 or 2024.

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, as applicable, for the first quarter ended March 30, 2025, and March 31, 2024, are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 29, 2024	$(602.3)	$(2.2)	$(235.4)	$(839.9)
Other comprehensive income (loss) before reclassifications	150.8	0.6	—	151.4
Amounts reclassified from AOCI	—	0.7	1.5	2.2
Net other comprehensive income (loss)	150.8	1.3	1.5	153.6
Balance at March 30, 2025	$(451.5)	$(0.9)	$(233.9)	$(686.3)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 31, 2023	$(392.7)	$8.2	$(249.6)	$(634.1)
Other comprehensive income (loss) before reclassifications	(88.8)	2.7	—	(86.1)
Amounts reclassified from AOCI	—	(6.9)	2.1	(4.8)
Net other comprehensive income (loss)	(88.8)	(4.2)	2.1	(90.9)
Balance at March 31, 2024	$(481.5)	$4.0	$(247.5)	$(725.0)
The reclassifications out of AOCI to net income for the first quarter ended March 30, 2025, and March 31, 2024 are as follows (in millions):

	Amount Reclassified from AOCI for the Quarter Ended March 30, 2025	Amount Reclassified from AOCI for the Quarter Ended March 31, 2024	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
Loss (gain) recognized in income on derivatives	$0.9	$(9.3)	See Note 13
Income tax impact	(0.2)	2.4	Provision for income taxes
Total	$0.7	$(6.9)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$0.1	$(0.1)	Costs and expenses
Amortization of net actuarial loss	1.8	2.9	Costs and expenses
Total before tax	1.9	2.8
Income tax impact	(0.4)	(0.7)	Provision for income taxes
Total	$1.5	$2.1

Note 13. Derivative Instruments and Hedging Activities
The Company's primary exposure to market risk relates to changes in foreign currency exchange rates and interest rates. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. During the first quarter ended March 30, 2025, the Company entered into certain derivative contracts to reduce the volatility from translation of the Company’s euro denominated net investments. The Company does not use foreign currency forward contracts for speculative or trading purposes.
The Company mitigates exposure to foreign currency exchange rates and interest rates primarily through the following:
Designated Hedging Activities
The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our UK companies. As of March 30, 2025, foreign currency forward contracts in Canadian dollars designated as cash flow hedges have maturities ranging from June 2025 to February 2026. As of March 30, 2025, foreign currency forward contracts in British pounds designated as cash flow hedges have maturities ranging from June 2025 to February 2026.
The Company utilizes cross-currency swaps to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In the first quarter of 2025, the Company entered cross-currency swaps designated as net investment hedges with a total notional amount of €300.0 million to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps mature between March 2027 and September 2029.
The Company converted a U.S. dollar denominated, variable rate debt obligation of a European subsidiary into a euro fixed rate obligation using a receive float, pay fixed cross-currency swap to reduce the variability of interest rates. This cross-currency swap had notional amounts of €156.0 million and $150.0 million and matured in October 2024.
Non-Designated Hedging Activities
The Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. These foreign currency forward contracts are not designated as accounting hedges. The gain or loss resulting from a change in fair value of a derivative instrument that is not designated in accounting hedge is recognized immediately in earnings and intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
Derivative Instruments
The following is a summary of the gain (loss) included in the condensed consolidated statements of income (loss) and comprehensive income (loss) related to the derivative instruments described above (in millions):

	First Quarter
	2025	2024
Net gain (loss) recognized in AOCI—Foreign Exchange Contracts (a)	$0.8	$0.7
Net gain (loss) recognized in AOCI—Cross-Currency Swap Contracts (a)	$(5.5)	$—
Net gain (loss) reclassified from AOCI into revenue/cost of sales—Foreign Exchange Contracts (a)	$(0.9)	$0.7
Net gain (loss) reclassified from AOCI into other income and expense, net—Foreign Exchange Contracts (b)	$—	$3.7
Net gain (loss) reclassified from AOCI into interest expense—Foreign Exchange Contracts	$—	$1.9
Net gain (loss) recognized in other income and expense, net—Foreign Exchange Contracts	$11.4	$9.3
(a) Effective portion, pre-tax
(b) Amount reclassified to offset earnings impact of liability hedged by cross-currency swap, used to hedge debt

Net deferred losses recorded in AOCI for the forward contracts that will mature in the next 12 months total $1.0 million, net of taxes. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
The following is a summary of notional amounts and fair values of the Company’s derivatives recorded in the condensed consolidated balance sheets presented by instrument type and use (in millions):

	Notional Amount		Fair Value Asset		Fair Value (Liability)
	March 30, 2025	December 29, 2024	March 30, 2025	December 29, 2024	March 30, 2025	December 29, 2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$99.6	$83.3	$0.6	$—	$(1.9)	$(3.0)
Cross-currency swap agreements	324.0	—	2.7	—	(7.9)	—
Total derivatives designated as hedging instruments	$423.6	$83.3	$3.3	$—	$(9.8)	$(3.0)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	689.3	974.8	16.7	1.0	(2.7)	(13.9)
Total derivatives	$1,112.9	$1,058.1	$20.0	$1.0	$(12.5)	$(16.9)
All derivative assets are presented in Other current assets or Other non-current assets. All derivative liabilities are presented in Accrued liabilities or Other non-current liabilities.
Note 14. Fair Value Measurement
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
Financial Instruments Recorded at Fair Value
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 hierarchy information as defined by the accounting policies (in millions):

	March 30, 2025	December 29, 2024
Assets:
Foreign currency forward contracts	$17.3	$1.0
Cross-currency swaps	2.7	—
Total assets recorded at fair value	$20.0	$1.0
Liabilities:
Foreign currency forward contracts	(4.6)	(16.9)
Cross-currency swaps	(7.9)	—
Total liabilities recorded at fair value	$(12.5)	$(16.9)
Net derivatives at fair value	$7.5	$(15.9)
Gross derivative assets and liabilities are subject to legally enforceable master netting agreements, for which the Company have not elected to present net amounts on the condensed consolidated balance sheets. The effect of such right of setoff on the Company’s financial position were $0.4 million and $0.2 million, as of March 30, 2025, and December 29, 2024, respectively.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a Level 2 and is valued based on observable market data. As of March 30, 2025 and December 29, 2024, the aggregate fair values of our borrowings were $2,758.8 million and $2,395.0 million, respectively, and the carrying values were $2,981.1 million and $2,666.2 million, respectively.
The cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 15. Commitments and Contingencies
Trade Compliance Matters
The Company has made voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security (“BIS”) with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to an incorrect de minimis calculation methodology under the Export Administration Regulations. The Company has also made voluntary disclosures to export authorities in jurisdictions outside the United States for certain potential violations of local export laws. At this time, based on available information, the Company is unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.
Environmental Remediation Obligations
At March 30, 2025, the Company’s reserves for environmental remediation obligations totaled $6.5 million, of which $3.1 million is included in current accrued liabilities. At December 29, 2024, the Company’s reserves for environmental remediation obligations totaled $6.5 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Strategy
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our business with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions, stock repurchases and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and evaluating cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted research and development (“R&D”), we seek to create new products to grow our company and expand our addressable markets. We continually evaluate our businesses to ensure that they are aligned with our strategy.
Consistent with our strategy, we completed two acquisitions each in the first quarter of 2025 and the full year of 2024. The financial results of the completed acquisitions have been included since the respective date of each acquisition.
Trends and Other Matters Affecting Our Business
In early 2025, the U.S. Presidential administration implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of April 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. Our net sales to China-based customers represented approximately 4% of total revenues in 2024, of which less than 50% of these sales were made directly from our U.S. subsidiaries. China has also restricted the export of certain rare earth minerals which are used in our products. Tariffs, trade restrictions and retaliatory measures could result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows. Consistent with our strategy, we are optimizing operations and facilities and taking measures to contain costs to reduce the impact from tariffs. We may also implement additional pricing actions to mitigate the impact of these tariffs.
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
As part of a continuing effort to reduce costs and improve operating performance, we continue to take actions to consolidate and relocate certain facilities and reduce head count across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses.

Results of Operations

	First Quarter		%
(dollars in millions)	2025	2024	Change
Net sales	$1,449.9	$1,350.1	7.4%
Costs and expenses
Cost of sales	830.4	770.2	7.8%
Selling, general and administrative	233.9	219.7	6.5%
Research and development	74.3	76.5	(2.9)%
Acquired intangible asset amortization	52.0	49.4	5.3%
Total costs and expenses	1,190.6	1,115.8	6.7%
Operating income (loss)	259.3	234.3	10.7%
Interest and debt income (expense), net	(17.3)	(12.7)	36.2%
Non-service retirement benefit income (expense)	2.8	2.7	3.7%
Other income (expense), net	(5.9)	1.2	*
Income before income taxes	238.9	225.5	5.9%
Provision (benefit) for income taxes	50.1	46.4	8.0%
Net income (loss) including noncontrolling interest	188.8	179.1	5.4%
Less: Net income (loss) attributable to noncontrolling interest	0.2	0.6	(66.7)%
Net income (loss) attributable to Teledyne	$188.6	$178.5	5.7%
* Not meaningful

	First Quarter		%
(dollars in millions)	2025	2024	Change
Net sales (a):
Digital Imaging	$757.0	$740.8	2.2%
Instrumentation	343.3	330.4	3.9%
Aerospace and Defense Electronics	242.5	185.7	30.6%
Engineered Systems	107.1	93.2	14.9%
Total net sales	$1,449.9	$1,350.1	7.4%
Operating income (loss):
Digital Imaging	$122.3	$113.8	7.5%
Instrumentation	92.7	86.0	7.8%
Aerospace and Defense Electronics	55.7	51.9	7.3%
Engineered Systems	10.8	2.7	300.0%
Corporate expense	(22.2)	(20.1)	10.4%
Total operating income (loss)	$259.3	$234.3	10.7%
(a) Net sales exclude inter-segment sales of $3.8 million and $4.8 million for the first quarter of 2025 and 2024, respectively.

First Quarter Results
The following is a discussion of our 2025 first quarter results compared with the first quarter results of 2024. Comparisons are with the corresponding reporting period of 2024 unless noted otherwise.
First quarter of 2025 compared with the first quarter of 2024
Our first quarter of 2025 net sales increased 7.4%. Net income attributable to Teledyne for the first quarter of 2025 increased 5.7%, driven primarily by higher net sales. Net income per diluted share was $3.99 for the first quarter of 2025, compared with net income per diluted share of $3.72.
Net Sales
The first quarter of 2025 net sales compared with the first quarter of 2024 reflected higher net sales in each segment. The first quarter of 2025 included $55.6 million in incremental sales from recent acquisitions.
Cost of Sales
Cost of sales increased $60.2 million in the first quarter of 2025, primarily driven by higher net sales. Cost of sales as a percentage of net sales increased slightly for the first quarter of 2025 to 57.3% from 57.0%.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense increased $14.2 million in the first quarter of 2025 due to higher net sales. SG&A expense as a percentage of net sales decreased to 16.1% for the first quarter of 2025 compared with 16.3%. Corporate expense, which is included in SG&A expense, was $22.2 million for the first quarter of 2025 compared with $20.1 million, with the increase primarily related to higher transaction costs in the first quarter of 2025 related to current year acquisitions. Stock-based compensation expense was $8.9 million for the first quarter of 2025 compared with $12.0 million, with the decrease due to timing of grants in the current year. Subsequent to the end of the first quarter of 2025, the Company made its annual stock option and restricted stock grants.
Research and Development Expense
R&D expense decreased $2.2 million in the first quarter of 2025 due to lower R&D expense at the Digital Imaging segment.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first quarter of 2025 was $52.0 million compared with $49.4 million, with the increase primarily related to 2025 acquisitions within the Aerospace and Defense Electronics segment.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the first quarter of 2025 and 2024, pension service expense was $1.5 million. For 2025, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 7.05% compared with 6.86% in 2024.
Operating Income
Operating income for the first quarter of 2025 increased 10.7%. The first quarter of 2025, compared with the first quarter of 2024, reflected higher operating income in each segment.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $17.3 million for the first quarter of 2025 compared with $12.7 million, with the decrease related to higher outstanding borrowings compared to the first quarter of 2024. Non-service retirement benefit income was $2.8 million for the first quarter of 2025 compared with $2.7 million. Other income and expense, net, was expense of $5.9 million for the first quarter of 2025 compared with income of $1.2 million for the first quarter of 2024. Other income and expense, net, primarily consisted of foreign currency exchange losses in the first quarter of 2025, as compared with foreign currency exchange gains in the first quarter of 2024.

Income Tax
The first quarter income tax provision considers income, permanent items, tax credits, and various statutory tax rates.

	First Quarter
(dollars in millions)	2025	2024
Provision (benefit) for income taxes (a)	$50.1	$46.4

Income (loss) before income taxes	$238.9	$225.5

Effective tax rate	21.0%	20.6%
(a) The first quarter of 2025 includes net discrete income tax benefits of $3.7 million and the first quarter of 2024 includes net discrete income tax benefits of $4.4 million.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office that are not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.
Digital Imaging

	First Quarter		Change
(dollars in millions)	2025	2024	$	%
Net sales	$757.0	$740.8	$16.2	2.2%
Cost of sales	$422.5	$408.6	$13.9	3.4%
Selling, general and administrative expense	$122.7	$123.7	$(1.0)	(0.8)%
Research and development expense	$44.1	$48.9	$(4.8)	(9.8)%
Acquired intangible asset amortization	$45.4	$45.8	$(0.4)	(0.9)%
Operating income	$122.3	$113.8	$8.5	7.5%
As a percentage of net sales:
Cost of sales	55.8%	55.2%
Selling, general and administrative expense	16.2%	16.6%
Research and development expense	5.8%	6.6%
Acquired intangible asset amortization	6.0%	6.2%
Operating income	16.2%	15.4%
First quarter of 2025 compared with the first quarter of 2024
Net sales increased primarily due to higher sales of commercial infrared imaging components as well as surveillance systems, partially offset by lower sales of X-ray products. Sales of commercial infrared imaging components increased $13.9 million, sales of surveillance systems increased $11.7 million, and sales of X-Ray products decreased $6.9 million. The first quarter of 2025 included $8.9 million in incremental sales from recent acquisitions.
Cost of sales increased primarily due to product mix. As a result of unfavorable product mix, the cost of sales percentage increased during the period. SG&A expense decreased primarily due to cost reduction initiatives that completed in 2024, partially offset by higher sales. As a result, SG&A expense as a percentage of net sales decreased during the quarter. R&D expense decreased primarily due to ongoing cost rationalization and cost reduction initiatives.
Operating income increased primarily due to higher net sales and lower SG&A and R&D expense, partially offset by unfavorable product mix during the period, and operating income as a percentage of net sales increased during the period primarily due to lower SG&A and R&D expense in the first quarter of 2025.

Instrumentation

	First Quarter		Change
(dollars in millions)	2025	2024	$	%
Net sales	$343.3	$330.4	$12.9	3.9%
Cost of sales	$173.5	$171.2	$2.3	1.3%
Selling, general and administrative expense	$49.7	$47.0	$2.7	5.7%
Research and development expense	$24.2	$22.8	$1.4	6.1%
Acquired intangible asset amortization	$3.2	$3.4	$(0.2)	(5.9)%
Operating income	$92.7	$86.0	$6.7	7.8%
As a percentage of net sales:
Cost of sales	50.5%	51.8%
Selling, general and administrative expense	14.5%	14.2%
Research and development expense	7.0%	6.9%
Acquired intangible asset amortization	1.0%	1.1%
Operating income	27.0%	26.0%
First quarter of 2025 compared with the first quarter of 2024
Net sales increased due to higher sales in our Marine Instrumentation and Test and Measurement Instrumentation product lines, partially offset by lower sales at our Environmental Instrumentation product line. Sales of Marine Instrumentation increased $14.0 million due to the ongoing recovery in offshore energy markets as well as stronger defense market sales. Sales of Test and Measurement Instrumentation increased $1.1 million, and sales of Environmental Instrumentation decreased $2.2 million. The first quarter of 2025 included $4.4 million in incremental sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales, partially offset by favorable product mix. The cost of sales percentage decreased due to favorable product mix, including improved margins in our Marine Instrumentation product line. SG&A expense increased due to higher net sales during the period, and SG&A expense as a percentage of net sales increased slightly. R&D expense increased due to higher Marine Instrumentation product development, and the R&D expense percentage was relatively consistent in both periods.
Operating income increased primarily due to higher Marine Instrumentation sales, favorable product mix, and improved Marine Instrumentation margins, and operating income as a percentage of net sales increased due to favorable product mix and improved Marine Instrumentation margins.

Aerospace and Defense Electronics

	First Quarter		Change
(dollars in millions)	2025	2024	$	%
Net sales	$242.5	$185.7	$56.8	30.6%
Cost of sales	$144.2	$107.9	$36.3	33.6%
Selling, general and administrative expense	$33.2	$21.0	$12.2	58.1%
Research and development expense	$6.0	$4.7	$1.3	27.7%
Acquired intangible asset amortization	$3.4	$0.2	$3.2	*
Operating income	$55.7	$51.9	$3.8	7.3%
As a percentage of net sales:
Cost of sales	59.5%	58.1%
Selling, general and administrative expense	13.7%	11.3%
Research and development expense	2.5%	2.5%
Acquired intangible asset amortization	1.3%	0.1%
Operating income	23.0%	28.0%
* Not meaningful
First quarter of 2025 compared with the first quarter of 2024
Net sales increased due to a $57.1 million increase in defense electronics, partially offset by a $0.3 million decrease in aerospace electronics. The first quarter of 2025 included $42.3 million in incremental sales from recent acquisitions.
Cost of sales increased due to higher net sales, partially offset by unfavorable product mix, including recent acquisitions which carry a higher cost of sales percentage, and the cost of sales percentage increased due to unfavorable product mix. SG&A expense increased due to higher net sales as well as $3.2 million of transaction and integration costs for 2025 acquisitions incurred in the first quarter of 2025, with no comparable amount recorded in the first quarter of 2024. R&D expense increased due to primarily to the 2025 acquisitions, and the R&D expense percentage was similar in both periods.
Operating income increased primarily due to increased net sales, and operating income as a percent of net sales decreased primarily due higher transaction and integration costs as well as unfavorable product mix.

Engineered Systems

	First Quarter		Change
(dollars in millions)	2025	2024	$	%
Net sales	$107.1	$93.2	$13.9	14.9%
Cost of sales	$90.2	$82.5	$7.7	9.3%
Selling, general and administrative expense	$6.1	$7.9	$(1.8)	(22.8)%
Research and development expense	$—	$0.1	$(0.1)	(100.0)%
Operating income	$10.8	$2.7	$8.1	300.0%
As percentage of net sales:
Cost of sales	84.2%	88.5%
Selling, general and administrative expense	5.7%	8.5%
Research and development expense	—%	0.1%
Operating income	10.1%	2.9%
First quarter of 2025 compared with the first quarter of 2024
Net sales increased due to higher sales of $14.2 million for engineered products, partially offset by a $0.3 million decrease in energy systems.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage decreased during the period due to favorable program mix. SG&A expense decreased primarily due to lower selling expense, and SG&A expense as a percentage of net sales decreased.
Operating income and operating income as a percentage of net sales increased primarily due to higher net sales, lower selling expense and favorable program mix.
Financial Condition, Liquidity and Capital Resources
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements as well as acquisitions. We may deploy cash for the stock repurchase program. It is anticipated that cash on hand, operating cash flow, together with available borrowings under our $1.20 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may need to raise additional capital. No cash pension contributions have been made since 2013 or are planned for the remainder of 2025 for the domestic qualified pension plans.
Cash and Cash Equivalents
Cash and cash equivalents totaled $461.5 million at March 30, 2025, compared with $649.8 million at December 29, 2024. Cash equivalents consist of highly liquid money-market mutual funds, with maturities of three months or less when purchased.
Long-term Debt
Total debt at March 30, 2025, was $2,964.8 million compared with $2,649.0 million at December 29, 2024, with the increase due to borrowings under the credit facility to support acquisition activity in the first quarter of 2025.
At March 30, 2025, $855.5 million was available under the $1.20 billion credit facility, after reductions of $315.0 million in outstanding borrowings and $29.5 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.20 billion credit facility expiring June 2029, require us to comply with various financial and operating covenants. At March 30, 2025, we were in compliance with these covenants.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
We may at any time and from time to time seek to retire or purchase our outstanding debt through cash purchases in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Stock Repurchases
In April 2024, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $1.25 billion of our common stock. This authorization superseded prior open stock repurchase programs authorized by the Board of Directors. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. We currently intend to fund future share repurchases with cash on hand and available borrowings under our credit facility. No repurchases under any authorizations were made in the first quarter of 2025 or 2024.
Cash Flows
Net cash provided by operating activities was $242.6 million for the first three months of 2025 compared with $291.0 million, with the decrease driven primarily by cash outflows on foreign exchange contracts in the first quarter of 2025 as compared to cash inflows on foreign exchange contracts in the first quarter of 2024 as well as lower customer advances received in the first quarter of 2025.
Net cash used in investing activities was $775.0 million for the first three months of 2025 compared with $15.9 million. During the first three months of 2025, we spent $757.6 million on acquisitions, with no comparable spend for the first three months of 2024. Capital expenditures for the first three months of 2025 and 2024 were $18.0 million and $15.9 million, respectively. We currently plan to invest approximately $130 million for capital expenditures in 2025.
Net cash provided by financing activities was $339.6 million for the first three months of 2025 compared with net cash provided by financing activities of $6.1 million, with the first three months of 2025 including net proceeds from our credit facility of $315.0 million.
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
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to the Condensed Consolidated Financial Statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2024 Form 10-K.

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
Many factors could change anticipated results, including: the impact of policies of the U.S. Presidential Administration, especially with respect to new and higher tariffs, cutbacks in the funding of government agencies and programs, and the scaling back of environmental and green energy policies; escalating economic and diplomatic tension between China and the United States, including a potential “trade war” that results in higher tariffs and restrictions on sales of goods and services; reciprocal tariffs from other countries; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates and inflation; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with GAAP and related standards; disruptions in the global economy; the ongoing conflict in Israel and neighboring regions, including related protests, attacks on defense contractors and suppliers and the disruption to global shipping routes; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, rising interest costs, and economic conditions; the continuing review and resolution of FLIR’s trade compliance and tax matters; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to artificial intelligence; natural and man-made disasters; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. Lower aircraft production rates at Boeing or Airbus could result in reduced sales of our commercial aerospace products. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of the United States and foreign governments, including economic sanctions or in regard to support Ukraine, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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
Readers are urged to read our periodic reports filed with the SEC for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in our 2024 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to publicly update or revise any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2024 Form 10-K.

Item 4.     Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Executive Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures as of March 30, 2025, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended March 30, 2025, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
See Item 1 of Part I, “Financial Statements—Note 15—Commitments and Contingencies.”
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2024 Form 10-K in response to Item 1A. to Part I of Form 10-K. See also Part I Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding tariffs and foreign currency exchange rate risks.
Item 5. Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 30, 2025.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: April 25, 2025	By:	/s/ Stephen F. Blackwood
Stephen F. Blackwood, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)