Form 10-Q
period 2025-06-29
TELEDYNE TECHNOLOGIES INC
filed 2025-07-28
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
Yes  ☐    No  ☒
There were 46,888,498 shares of common stock, $.01 par value per share, outstanding as of July 16, 2025.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 2025 AND JUNE 30, 2024
(Unaudited — Amounts in millions, except per share amounts)

	Second Quarter		Six Months
	2025	2024	2025	2024
Net sales	$1,513.7	$1,374.1	$2,963.6	$2,724.2
Costs and expenses
Cost of sales	869.1	781.5	1,699.5	1,551.7
Selling, general and administrative	229.4	224.8	463.3	444.5
Research and development	82.4	71.7	156.7	148.2
Acquired intangible asset amortization	54.6	49.1	106.6	98.5
Total costs and expenses	1,235.5	1,127.1	2,426.1	2,242.9
Operating income (loss)	278.2	247.0	537.5	481.3
Interest and debt income (expense), net	(17.6)	(15.8)	(34.9)	(28.5)
Non-service retirement benefit income (expense), net	2.7	2.7	5.5	5.4
Other income (expense), net	(2.7)	(2.2)	(8.6)	(1.0)
Income (loss) before income taxes	260.6	231.7	499.5	457.2
Provision (benefit) for income taxes	50.2	51.4	100.3	97.8
Net income (loss) including noncontrolling interest	210.4	180.3	399.2	359.4
Less: Net income (loss) attributable to noncontrolling interest	0.5	0.1	0.7	0.7
Net income (loss) attributable to Teledyne	$209.9	$180.2	$398.5	$358.7

Basic earnings per common share	$4.48	$3.82	$8.51	$7.58
Weighted average common shares outstanding	46.9	47.2	46.8	47.3

Diluted earnings per common share	$4.43	$3.77	$8.41	$7.49
Weighted average diluted common shares outstanding	47.4	47.8	47.4	47.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 2025 AND JUNE 30, 2024
(Unaudited — Amounts in millions)

	Second Quarter		Six Months
	2025	2024	2025	2024
Net income (loss) including noncontrolling interest	$210.4	$180.3	$399.2	$359.4
Other comprehensive income (loss):
Foreign exchange translation adjustment	224.4	(5.8)	375.2	(94.6)
Hedge activity, net of tax	2.5	(2.3)	3.8	(6.5)
Pension and postretirement benefit adjustments, net of tax	1.7	2.1	3.2	4.2
Other comprehensive income (loss)	228.6	(6.0)	382.2	(96.9)
Comprehensive income (loss) including noncontrolling interest	439.0	174.3	781.4	262.5
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.5	0.1	0.7	0.7
Comprehensive income (loss) attributable to Teledyne	$438.5	$174.2	$780.7	$261.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in millions, except share amounts)

	June 29, 2025	December 29, 2024
Assets
Current Assets
Cash and cash equivalents	$310.9	$649.8
Accounts receivable, net	957.5	901.1
Unbilled receivables, net	388.5	312.1
Inventories, net	1,047.0	914.4
Prepaid expenses and other current assets	218.1	167.2
Total current assets	2,922.0	2,944.6
Property, plant and equipment, net of accumulated depreciation and amortization of $1,068.6 at June 29, 2025 and $1,012.1 at December 29, 2024	824.6	745.2
Goodwill	8,675.8	7,990.5
Acquired intangibles, net	2,174.6	2,012.9
Prepaid pension assets	236.0	227.6
Other assets, net	302.2	279.7
Total Assets	$15,135.2	$14,200.5
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$450.0	$416.4
Accrued liabilities	857.8	844.9
Current portion of long-term debt	450.2	0.3
Total current liabilities	1,758.0	1,261.6
Long-term debt, net of current portion	2,167.2	2,648.7
Long-term deferred tax liabilities	367.0	354.0
Other long-term liabilities	459.7	380.8
Total Liabilities	4,751.9	4,645.1
Commitments and contingencies (see Note 15)
Redeemable Noncontrolling Interest	6.4	6.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares—none	—	—
Common stock, $0.01 par value; issued shares: 47,424,847 at June 29, 2025 and 47,432,888 at December 29, 2024; outstanding shares: 46,884,559 at June 29, 2025 and 46,706,612 at December 29, 2024	0.5	0.5
Additional paid-in capital	4,389.2	4,414.5
Retained earnings	6,665.2	6,266.7
Treasury stock, 540,288 shares at June 29, 2025 and 726,276 at December 29, 2024	(220.3)	(292.4)
Accumulated other comprehensive income (loss)	(457.7)	(839.9)
Total Stockholders’ Equity	10,376.9	9,549.4
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$15,135.2	$14,200.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2024	$0.5	$4,414.5	$(292.4)	$6,266.7	$(839.9)	$9,549.4
Net income (loss)	—	—	—	188.6	—	188.6
Other comprehensive income (loss), net of tax	—	—	—	—	153.6	153.6
Treasury stock issued	—	(61.3)	61.3	—	—	—
Stock-based compensation and other	—	4.1	—	—	—	4.1
Exercise of stock options	—	29.5	—	—	—	29.5
Balance, March 30, 2025	0.5	4,386.8	(231.1)	6,455.3	(686.3)	9,925.2
Net income (loss)	—	—	—	209.9	—	209.9
Other comprehensive income (loss), net of tax	—	—	—	—	228.6	228.6
Treasury stock issued	—	(13.7)	13.7	—	—	—
Treasury stock repurchased, including excise tax	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and other	—	11.4	—	—	—	11.4
Exercise of stock options	—	4.7	—	—	—	4.7
Balance, June 29, 2025	$0.5	$4,389.2	$(220.3)	$6,665.2	$(457.7)	$10,376.9

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2023	$0.5	$4,407.3	$—	$5,447.5	$(634.1)	$9,221.2
Net income (loss)	—	—	—	178.5	—	178.5
Other comprehensive income (loss), net of tax	—	—	—	—	(90.9)	(90.9)
Stock-based compensation and other	—	10.1	—	—	—	10.1
Exercise of stock options	—	9.1	—	—	—	9.1
Balance, March 31, 2024	0.5	4,426.5	—	5,626.0	(725.0)	9,328.0
Net income (loss)	—	—	—	180.2	—	180.2
Other comprehensive income (loss), net of tax	—	—	—	—	(6.0)	(6.0)
Treasury stock issued	—	(1.9)	1.9	—	—	—
Treasury stock repurchased	—	—	(193.8)	—	—	(193.8)
Stock-based compensation and other	—	8.9	—	—	—	8.9
Exercise of stock options	—	2.4	—	—	—	2.4
Balance, June 30, 2024	$0.5	$4,435.9	$(191.9)	$5,806.2	$(731.0)	$9,319.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2025 AND JUNE 30, 2024
(Unaudited — Amounts in millions)

	Six Months
	2025	2024
Operating Activities
Net income (loss) including noncontrolling interest	$399.2	$359.4
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	167.2	155.8
Stock-based compensation	20.2	21.3
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(22.2)	39.1
Inventories	(45.3)	(43.2)
Accounts payable	3.3	13.3
Deferred taxes and income taxes receivable (payable), net	(72.4)	13.5
Prepaid expenses and other assets	(11.6)	7.4
Accrued expenses and other liabilities	(12.9)	33.6
Other operating, net	43.7	9.5
Net cash provided by (used in) operating activities	469.2	609.7
Investing Activities
Purchases of property, plant and equipment	(48.3)	(33.6)
Purchases of businesses, net of cash acquired	(757.6)	(123.6)
Other investing, net	0.7	0.1
Net cash provided by (used in) investing activities	(805.2)	(157.1)
Financing Activities
Proceeds from (payments on) fixed rate senior notes	(30.0)	(450.0)
Proceeds from (payments on) other debt	(1.0)	(0.1)
Proceeds from exercise of stock options	34.2	11.5
Purchases of treasury stock, including excise tax	(2.9)	(193.8)
Other financing, net	(5.1)	(5.5)
Net cash provided by (used in) financing activities	(4.8)	(637.9)
Effects of exchange rate changes on cash	1.9	(19.8)
Change in cash and cash equivalents	(338.9)	(205.1)
Cash and cash equivalents—beginning of period	649.8	648.3
Cash and cash equivalents—end of period	$310.9	$443.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 29, 2025
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of June 29, 2025 and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the second quarter and six months ended June 29, 2025. The results of operations and cash flows for the period ended June 29, 2025 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
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
Other ASUs issued but not effective until after June 29, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 2. Business Acquisitions
2025 Acquisitions
Micropac
During the first quarter of 2025, the Company acquired Micropac Industries, Inc. (“Micropac”) for approximately $51.2 million in cash, net of cash acquired. Micropac, founded in 1963 and headquartered in Garland, Texas, designs and manufactures microelectronic circuits, optoelectronic components and sensor and display assemblies primarily for military, aerospace and medical applications. Micropac is part of the Aerospace & Defense Electronics segment. The Company funded the acquisition from cash on hand. Goodwill resulting from the Micropac acquisition will not be deductible for tax purposes.
Optical Systems and Advanced Electronics Systems businesses
During the first quarter of 2025, the Company acquired select aerospace and defense electronics businesses of Excelitas Technologies Corp. (“Excelitas”) for approximately $706.4 million in cash, net of cash acquired, and subject to certain adjustments. The acquisition includes the Optical Systems (“OS”) business known under the Qioptiq® brand which is based in Northern Wales, UK, as well as the U.S.-based Advanced Electronics Systems (“AES”) business (collectively, “OS and AES businesses”, or “Qioptiq”). The OS and AES businesses are part of the Aerospace and Defense Electronics segment. The Company funded the acquisition from available borrowings on the credit facility as well as from cash on hand. Goodwill resulting from the acquisition of the UK operations will not be deductible for tax purposes, but goodwill resulting from the acquisition of the U.S. operations will be deductible for tax purposes.

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
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for these acquisitions (in millions):

	2025
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
OS and AES businesses (Qioptiq)	February 3, 2025	$706.4	$451.0	$183.6
Micropac	December 30, 2024	51.2	5.0	8.1
Total		$757.6	$456.0	$191.7
(a) Net of cash acquired

	2024
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
Adimec	June 4, 2024	$88.7	$65.6	$17.9
Valeport	April 10, 2024	35.0	23.6	7.8
Total		$123.7	$89.2	$25.7
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the OS and AES businesses (Qioptiq) and Micropac are provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions both individually and in the aggregate were not material to the Company’s financial results. The significant factors that resulted in recognition of goodwill for the 2025 and 2024 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
Note 3. Business Segments
Teledyne is a leading provider of sophisticated digital imaging products and software, instrumentation, aerospace and defense electronics, and engineered systems. The Company’s customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines. The Company has four reportable segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems.
Segment results include net sales and operating income by segment but exclude corporate expenses. Corporate expense primarily includes administrative expenses relating to the corporate office not allocated to the segments.

In the first quarter of 2025, the Company completed two acquisitions, and the financial results of these acquisitions have been included since the date of the acquisition and are part of the Aerospace and Defense Electronics segment. In 2024, the Company completed two acquisitions, and the financial results of these acquisitions have been included since the date of the acquisition and are part of the Digital Imaging and Instrumentation segments. See Note 2 to these condensed consolidated financial statements for information regarding these 2025 and 2024 acquisitions.
The following table presents net sales, operating expenses and operating income by segment (dollars in millions):

	Second Quarter		%	Six Months		%
Net Sales (a):	2025	2024	Change	2025	2024	Change
Digital Imaging	$771.0	$739.4	4.3%	$1,528.0	$1,480.2	3.2%
Instrumentation	367.6	333.5	10.2%	710.9	663.9	7.1%
Aerospace and Defense Electronics	264.8	194.4	36.2%	507.3	380.1	33.5%
Engineered Systems	110.3	106.8	3.3%	217.4	200.0	8.7%
Total net sales	$1,513.7	$1,374.1	10.2%	$2,963.6	$2,724.2	8.8%
(a) Net sales exclude inter-segment sales of $7.2 million and $11.0 million for the second quarter and first six months of 2025, respectively, and $8.5 million and $13.3 million for the second quarter and first six months of 2024, respectively.

	Second Quarter		%	Six Months		%
Cost of sales:	2025	2024	Change	2025	2024	Change
Digital Imaging	$436.6	$411.2	6.2%	$859.1	$819.8	4.8%
Instrumentation	186.7	170.0	9.8%	360.2	341.2	5.6%
Aerospace and Defense Electronics	154.2	107.5	43.4%	298.4	215.4	38.5%
Engineered Systems	91.6	92.8	(1.3)%	181.8	175.3	3.7%
Total cost of sales	$869.1	$781.5	11.2%	$1,699.5	$1,551.7	9.5%

	Second Quarter		%	Six Months		%
Selling, general and administrative:	2025	2024	Change	2025	2024	Change
Digital Imaging	$120.3	$126.3	(4.8)%	$243.0	$250.0	(2.8)%
Instrumentation	50.3	50.3	—%	100.0	97.3	2.8%
Aerospace and Defense Electronics	30.8	23.5	31.1%	64.0	44.5	43.8%
Engineered Systems	6.3	6.4	(1.6)%	12.4	14.3	(13.3)%
Total selling, general and administrative	$207.7	$206.5	0.6%	$419.4	$406.1	3.3%

	Second Quarter		%	Six Months		%
Research and development:	2025	2024	Change	2025	2024	Change
Digital Imaging	$48.2	$43.1	11.8%	$92.3	$92.0	0.3%
Instrumentation	25.7	22.4	14.7%	49.9	45.2	10.4%
Aerospace and Defense Electronics	8.2	6.1	34.4%	14.2	10.8	31.5%
Engineered Systems	0.3	0.1	200.0%	0.3	0.2	50.0%
Total research and development	$82.4	$71.7	14.9%	$156.7	$148.2	5.7%

	Second Quarter		%	Six Months		%
Acquired intangible asset amortization:	2025	2024	Change	2025	2024	Change
Digital Imaging	$46.3	$45.3	2.2%	$91.7	$91.1	0.7%
Instrumentation	3.3	3.6	(8.3)%	6.5	7.0	(7.1)%
Aerospace and Defense Electronics	5.0	0.2	*	8.4	0.4	*
Total acquired intangible asset amortization	$54.6	$49.1	11.2%	$106.6	$98.5	8.2%
* Not meaningful

	Second Quarter		%	Six Months		%
Operating income (loss):	2025	2024	Change	2025	2024	Change
Digital Imaging	$119.6	$113.5	5.4%	$241.9	$227.3	6.4%
Instrumentation	101.6	87.2	16.5%	194.3	173.2	12.2%
Aerospace and Defense Electronics	66.6	57.1	16.6%	122.3	109.0	12.2%
Engineered Systems	12.1	7.5	61.3%	22.9	10.2	124.5%
Corporate expense	(21.7)	(18.3)	18.6%	(43.9)	(38.4)	14.3%
Operating income (loss)	$278.2	$247.0	12.6%	$537.5	$481.3	11.7%
Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. The Company’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2025	2024	2025	2024
Marine Instrumentation	$171.5	$147.8	$333.3	$295.6
Environmental Instrumentation	119.9	113.5	228.8	224.6
Test and Measurement Instrumentation	76.2	72.2	148.8	143.7
Total	$367.6	$333.5	$710.9	$663.9
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	June 29, 2025	December 29, 2024
Digital Imaging	$11,095.1	$10,942.4
Instrumentation	1,794.7	1,750.9
Aerospace and Defense Electronics	1,525.0	576.2
Engineered Systems	204.2	180.3
Corporate	516.2	750.7
Total identifiable assets	$15,135.2	$14,200.5
Note 4. Revenue Recognition and Contract Balances
Approximately 70% of the Company’s net sales are recognized at a point in time, with the remaining 30% of net sales recognized over time. The Company disaggregates its revenue from contracts with customers by customer type and geographic region for each segment, as management believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

	Second Quarter Ended June 29, 2025			Second Quarter Ended June 29, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$141.3	$629.7	$771.0	$341.8	$212.9	$135.1	$81.2	$771.0
Instrumentation	32.6	335.0	367.6	150.9	113.9	59.1	43.7	367.6
Aerospace and Defense Electronics	114.2	150.6	264.8	166.1	65.2	22.7	10.8	264.8
Engineered Systems	91.4	18.9	110.3	108.7	—	0.9	0.7	110.3
Total	$379.5	$1,134.2	$1,513.7	$767.5	$392.0	$217.8	$136.4	$1,513.7
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Six Months Ended June 29, 2025			Six Months Ended June 29, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$303.0	$1,225.0	$1,528.0	$697.7	$401.1	$274.8	$154.4	$1,528.0
Instrumentation	59.9	651.0	710.9	298.9	216.4	117.9	77.7	710.9
Aerospace and Defense Electronics	204.4	302.9	507.3	325.2	116.1	45.7	20.3	507.3
Engineered Systems	184.0	33.4	217.4	215.0	—	1.2	1.2	217.4
Total	$751.3	$2,212.3	$2,963.6	$1,536.8	$733.6	$439.6	$253.6	$2,963.6
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Second Quarter Ended June 30, 2024			Second Quarter Ended June 30, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$122.3	$617.1	$739.4	$325.3	$201.7	$136.5	$75.9	$739.4
Instrumentation	29.3	304.2	333.5	153.4	82.6	61.9	35.6	333.5
Aerospace and Defense Electronics	60.8	133.6	194.4	132.9	33.4	20.1	8.0	194.4
Engineered Systems	95.7	11.1	106.8	106.0	—	0.3	0.5	106.8
Total	$308.1	$1,066.0	$1,374.1	$717.6	$317.7	$218.8	$120.0	$1,374.1
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$253.0	$1,227.2	$1,480.2	$659.0	$402.0	$270.7	$148.5	$1,480.2
Instrumentation	62.7	601.2	663.9	298.0	179.5	122.0	64.4	663.9
Aerospace and Defense Electronics	119.6	260.5	380.1	256.6	67.6	38.7	17.2	380.1
Engineered Systems	175.5	24.5	200.0	198.8	—	0.4	0.8	200.0
Total	$610.8	$2,113.4	$2,724.2	$1,412.4	$649.1	$431.8	$230.9	$2,724.2
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination
With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the six months ended June 29, 2025, approximately 47% of net sales in the Engineered Systems segment were derived from fixed price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	June 29, 2025	December 29, 2024
Accrued liabilities	$341.3	$312.6
Other long-term liabilities	43.9	30.5
Total contract liabilities	$385.2	$343.1
The Company recognized revenue of $152.7 million during the six months ended June 29, 2025, from contract liabilities that existed at the beginning of year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June 29, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,452.8 million. The Company expects approximately 73% of remaining performance obligations to be recognized into revenue within the next 12 months, with the remaining 27% recognized thereafter.
Changes in Contract Estimates at Completion
For over time contracts using the cost-to-cost method, the Company has an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of the performance obligations. This EAC process requires management’s judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for scheduling and technical issues. The majority of revenue recognized over time uses an EAC process. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly.
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2025 was $1.9 million of favorable operating income compared with $2.1 million of favorable operating income in the first six months of 2024. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income (loss) for any period presented.

Note 5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 29, 2024	$6,854.6	$955.3	$163.0	$17.6	$7,990.5
Current year acquisitions	—	—	456.0	—	456.0
Foreign currency changes and other	165.0	33.1	31.2	—	229.3
Balance at June 29, 2025	$7,019.6	$988.4	$650.2	$17.6	$8,675.8
Acquired intangible assets
Acquired intangible assets consisted of the following (in millions):

	June 29, 2025			December 29, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary technology	$1,876.6	$925.0	$951.6	$1,665.5	$796.6	$868.9
Customer list/relationships	675.1	284.7	390.4	599.3	252.9	346.4
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	50.1	11.3	38.8	12.2	7.7	4.5
Backlog	16.6	16.6	—	16.0	16.0	—
Total intangibles subject to amortization	2,619.9	1,239.1	1,380.8	2,294.5	1,074.7	1,219.8
Intangibles not subject to amortization:
Trademarks	793.8	—	793.8	793.1	—	793.1
Total acquired intangible assets	$3,413.7	$1,239.1	$2,174.6	$3,087.6	$1,074.7	$2,012.9
An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Based on the results of the Company’s annual assessment in the fourth quarter of 2024, all reporting units with the exception of the FLIR reporting unit in the Digital Imaging segment had estimated fair values that significantly exceeded their respective carrying value. At the assessment date in the fourth quarter of 2024, the estimated fair value of the FLIR reporting unit exceeded its carrying value by approximately $420 million, or 5%, and the FLIR reporting unit had $5,856.5 million of goodwill at the prior year assessment date. As of June 29, 2025, the FLIR reporting unit had $5,922.1 million of goodwill, with the change in value from the prior year assessment date related to the impact of foreign currency translation.
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
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $102.1 million and $304.1 million of cash equivalents at June 29, 2025, and December 29, 2024, respectively. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets.
Accounts Receivable, Net
Accounts receivable is presented net of an allowance for estimated credit losses of $14.5 million at June 29, 2025 and $15.5 million at December 29, 2024.
Inventories, Net
Inventories are stated at the lower of cost or net realizable value and primarily valued on an average cost or first-in, first-out method. Inventory adjustments are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage. Inventory balances are summarized as follows (in millions):

	Balance at
	June 29, 2025	December 29, 2024
Raw materials and supplies	$617.5	$559.2
Work in process	246.2	190.4
Finished goods	183.3	164.8
Total inventories, net	$1,047.0	$914.4

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

	Six Months
Warranty Reserve (in millions):	2025	2024
Balance at beginning of year	$50.2	$49.1
Product warranty expense	13.9	13.7
Deductions	(8.0)	(14.9)
Acquisition	0.4	0.4
Balance at end of period	$56.5	$48.3
Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	June 29, 2025	December 29, 2024
$1.20 billion credit facility due June 2029	$—	$—
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	485.0	485.0
2.75% Fixed Rate Senior Notes due April 2031	996.7	1,030.0
Other debt	1.0	1.2
Debt discount and debt issuance costs	(15.3)	(17.2)
Total debt, net	2,617.4	2,649.0
Less: Current portion of long-term debt	(450.2)	(0.3)
Total long-term debt, net of current portion	$2,167.2	$2,648.7
At June 29, 2025, $1,168.0 million was available under the $1.2 billion credit facility after reductions of $32.0 million in outstanding letters of credit. The Company’s bank credit agreements requires it to comply with various financial and operating covenants, and at June 29, 2025, the Company was in compliance with these covenants.
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

	Second Quarter		Six Months
(dollars in millions)	2025	2024	2025	2024
Provision (benefit) for income taxes (a)	$50.2	$51.4	$100.3	$97.8
Income (loss) before income taxes	$260.6	$231.7	$499.5	$457.2
Effective tax rate	19.3%	22.2%	20.1%	21.4%
(a) The second quarter of 2025 includes net discrete income tax benefits of $8.4 million and the first six months of 2025 includes net discrete income tax benefits of $12.1 million, respectively. The second quarter of 2024 includes net discrete income tax benefits of $0.7 million and the first six months of 2024 includes net discrete income tax benefits of $5.1 million, respectively.

Note 9. Pension Plans

	Second Quarter		Six Months
	2025	2024	2025	2024
Service cost—benefits earned during the period (in millions)	$1.5	$1.5	$3.0	$3.0

Pension non-service cost (income) (in millions):
Interest cost on benefit obligation	$7.9	$8.1	$15.8	$16.3
Expected return on plan assets	(13.4)	(13.5)	(26.8)	(27.1)
Amortization of net prior service cost (income)	—	(0.2)	0.1	(0.4)
Amortization of net actuarial loss (gain)	2.9	2.9	5.7	5.8
Pension non-service cost (income)	$(2.6)	$(2.7)	$(5.2)	$(5.4)
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
Stock-based compensation expense was $11.3 million and $20.2 million for the second quarter and first six months of 2025, respectively, and $9.3 million and $21.3 million for the second quarter and first six months of 2024, respectively.
Stock option activity for the second quarter and first six months of 2025 is as follows:

	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	997,876	$286.90	1,135,749	$278.34
Granted (a)	63,062	$461.10	63,062	$461.10
Exercised	(23,549)	$199.16	(160,673)	$212.98
Canceled	(2,611)	$390.87	(3,360)	$394.14
Ending balance	1,034,778	$299.25	1,034,778	$299.25
Exercisable at end of period	892,532	$278.54	892,532	$278.54
(a) In the second quarter of 2025, the Company granted stock options with a grant date fair value of $179.30 per share.
Restricted stock activity for the second quarter and first six months of 2025 is as follows:

	Second Quarter		Six Months
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Beginning balance	136,817	$402.70	160,344	$398.79
Granted	75,289	$451.49	94,477	$456.89
Vested	(3,419)	$334.87	(40,706)	$403.53
Forfeited/canceled	(2,816)	$427.43	(8,244)	$396.24
Ending balance	205,871	$424.63	205,871	$424.63

Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2025	2024	2025	2024
Weighted average basic common shares outstanding	46.9	47.2	46.8	47.3
Effect of dilutive securities (primarily stock options)	0.5	0.6	0.6	0.6
Weighted average diluted common shares outstanding	47.4	47.8	47.4	47.9
For the second quarter and first six months of 2024, the Company excluded approximately 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For the second quarter and first six months of 2025, the Company did not have any stock options that would have been anti-dilutive.
Stock Repurchases
In July 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of Teledyne’s common stock. This authorization superseded the remaining prior open stock repurchase programs authorized by the Board of Directors. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. The Company currently intend to fund future share repurchases, if any, with cash on hand and available borrowings under the Company’s credit facility. No repurchases under any authorizations were made in the second quarter and first six months of 2025.

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, as applicable, for the second quarter and six months ended June 29, 2025, and June 30, 2024, are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at March 30, 2025	$(451.5)	$(0.9)	$(233.9)	$(686.3)
Other comprehensive income (loss) before reclassifications	224.4	2.6	—	227.0
Amounts reclassified from AOCI	—	(0.1)	1.7	1.6
Net other comprehensive income (loss)	224.4	2.5	1.7	228.6
Balance at June 29, 2025	$(227.1)	$1.6	$(232.2)	$(457.7)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at March 31, 2024	$(481.5)	$4.0	$(247.5)	$(725.0)
Other comprehensive income (loss) before reclassifications	(5.8)	(2.0)	—	(7.8)
Amounts reclassified from AOCI	—	(0.3)	2.1	1.8
Net other comprehensive income (loss)	(5.8)	(2.3)	2.1	(6.0)
Balance at June 30, 2024	$(487.3)	$1.7	$(245.4)	$(731.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 29, 2024	$(602.3)	$(2.2)	$(235.4)	$(839.9)
Other comprehensive income (loss) before reclassifications	375.2	3.2	—	378.4
Amounts reclassified from AOCI	—	0.6	3.2	3.8
Net other comprehensive income (loss)	375.2	3.8	3.2	382.2
Balance at June 29, 2025	$(227.1)	$1.6	$(232.2)	$(457.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 31, 2023	$(392.7)	$8.2	$(249.6)	$(634.1)
Other comprehensive income (loss) before reclassifications	(94.6)	0.7	—	(93.9)
Amounts reclassified from AOCI	—	(7.2)	4.2	(3.0)
Net other comprehensive income (loss)	(94.6)	(6.5)	4.2	(96.9)
Balance at June 30, 2024	$(487.3)	$1.7	$(245.4)	$(731.0)

The reclassifications out of AOCI to net income for the second quarter ended June 29, 2025, and June 30, 2024 are as follows (in millions):

	Amount Reclassified from AOCI for the Quarter Ended June 29, 2025	Amount Reclassified from AOCI for the Quarter Ended June 30, 2024	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(0.1)	$(0.4)	See Note 13
Income tax impact	—	0.1	Provision for income taxes
Total	$(0.1)	$(0.3)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$—	$(0.1)	Costs and expenses
Amortization of net actuarial loss	2.3	2.9	Costs and expenses
Total before tax	2.3	2.8
Income tax impact	(0.6)	(0.7)	Provision for income taxes
Total	$1.7	$2.1

	Amount Reclassified from AOCI for the Six Months Ended June 29, 2025	Amount Reclassified from AOCI for the Six Months Ended June 30, 2024	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$0.8	$(9.7)	See Note 13
Income tax impact	(0.2)	2.5	Provision for income taxes
Total	$0.6	$(7.2)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$0.1	$(0.2)	Costs and expenses
Amortization of net actuarial loss	4.1	5.8	Costs and expenses
Total before tax	4.2	5.6
Income tax impact	(1.0)	(1.4)	Provision for income taxes
Total	$3.2	$4.2

Note 13. Derivative Instruments and Hedging Activities
The Company’s primary exposure to market risk relates to changes in foreign currency exchange rates and interest rates. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. During 2025, the Company entered into certain derivative contracts to reduce the volatility from translation of the Company’s euro denominated net investments. The Company does not use foreign currency forward contracts for speculative or trading purposes.
The Company mitigates exposure to foreign currency exchange rates and interest rates primarily through the following:
Designated Hedging Activities
The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for the Canadian companies, and in British pounds for the UK companies. As of June 29, 2025, foreign currency forward contracts in Canadian dollars designated as cash flow hedges have maturities ranging from September 2025 to February 2026. As of June 29, 2025, foreign currency forward contracts in British pounds designated as cash flow hedges have maturities ranging from September 2025 to February 2026.
The Company utilizes cross-currency swaps to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In the first half 2025, the Company entered cross-currency swaps designated as net investment hedges with a total notional amount of €450.0 million to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps mature between September 2026 and September 2030.
The Company converted a U.S. dollar denominated, variable rate debt obligation of a European subsidiary into a euro fixed rate obligation using a receive float, pay fixed cross-currency swap to reduce the variability of interest rates. This cross-currency swap matured in October 2024.
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
Derivative Instruments
The following is a summary of the gain (loss) included in the condensed consolidated statements of income (loss) and comprehensive income (loss) related to the derivative instruments described above (in millions):

	Second Quarter		Six Months
	2025	2024	2025	2024
Net gain (loss) recognized in AOCI—Foreign Exchange Contracts (a)	$3.5	$0.2	$4.3	$0.9
Net gain (loss) recognized in AOCI—Cross-Currency Swap Contracts (a)	$(32.0)	$—	$(37.5)	$—
Net (gain) loss reclassified from AOCI into revenue/cost of sales—Foreign Exchange Contracts (a)	$(0.1)	$0.2	$0.8	$1.0
Net gain (loss) reclassified from AOCI into other income and expense, net—Foreign Exchange Contracts (b)	$—	$1.2	$—	$4.9
Net gain (loss) reclassified from AOCI into interest expense—Foreign Exchange Contracts	$—	$2.0	$—	$3.9
Net gain (loss) recognized in other income and expense, net—Foreign Exchange Contracts	$29.1	$(2.8)	$40.5	$(12.1)
(a) Effective portion, pre-tax
(b) Amount reclassified to offset earnings impact of liability hedged by cross-currency swap, used to hedge debt

Net deferred gains recorded in AOCI for the forward contracts that will mature in the next 12 months total $1.6 million, net of taxes. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item.
The following is a summary of notional amounts and fair values of the Company’s derivatives recorded in the condensed consolidated balance sheets presented by instrument type and use (in millions):

	Notional Amount		Fair Value Asset		Fair Value Liability
	June 29, 2025	December 29, 2024	June 29, 2025	December 29, 2024	June 29, 2025	December 29, 2024
Derivatives designated as hedging instruments
Foreign currency forward contracts	$67.1	$83.3	$2.1	$—	$—	$(3.0)
Cross-currency swap agreements	526.5	—	6.9	—	(42.5)	—
Total derivatives designated as hedging instruments	$593.6	$83.3	$9.0	$—	$(42.5)	$(3.0)
Derivatives not designated as hedging instruments
Foreign currency forward contracts	664.0	974.8	9.3	1.0	(1.7)	(13.9)
Total derivatives	$1,257.6	$1,058.1	$18.3	$1.0	$(44.2)	$(16.9)
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
Financial Instruments Recorded at Fair Value
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 hierarchy information as defined by the accounting policies (in millions):

	June 29, 2025	December 29, 2024
Assets:
Foreign currency forward contracts	$11.4	$1.0
Cross-currency swaps	6.9	—
Total assets recorded at fair value	$18.3	$1.0
Liabilities:
Foreign currency forward contracts	(1.7)	(16.9)
Cross-currency swaps	(42.5)	—
Total liabilities recorded at fair value	$(44.2)	$(16.9)
Net derivatives at fair value	$(25.9)	$(15.9)
Gross derivative assets and liabilities are subject to legally enforceable master netting agreements, for which the Company has not elected to present net amounts on the condensed consolidated balance sheets. The effect of such right of setoff on the Company’s financial position was $0.2 million as of June 29, 2025, and December 29, 2024.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a Level 2 and is valued based on observable market data. As of June 29, 2025, and December 29, 2024, the aggregate fair values of our borrowings were $2,446.0 million and $2,395.0 million, respectively, and the carrying values were $2,632.7 million and $2,666.2 million, respectively.
The cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 15. Commitments and Contingencies
Trade Compliance Matters
The Company has made voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the Bureau of Industry and Security with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to an incorrect de minimis calculation methodology under the Export Administration Regulations. The Company has also made voluntary disclosures to export authorities in jurisdictions outside the United States for certain potential violations of local export laws. The Company accrues amounts associated with potential violations to the extent a loss, penalty or other government action becomes probable and can be reasonably estimated. An unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.
Environmental Remediation Obligations
At June 29, 2025, the Company’s reserves for environmental remediation obligations totaled $6.3 million, of which $3.0 million is included in current accrued liabilities. At December 29, 2024, the Company’s reserves for environmental remediation obligations totaled $6.5 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 16. Subsequent Events
In the third quarter of 2025, the Company acquired the assets of Maretron, including the brand’s Octoplex, MPower and MConnect product lines from Littelfuse, Inc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Teledyne provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Our products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We believe our technological capabilities, innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
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
Consistent with our strategy, we completed two acquisitions each in the first half of 2025 and the full year of 2024. The financial results of the completed acquisitions have been included since the respective date of each acquisition. Subsequent to the end of the second quarter of 2025, we completed an additional acquisition.
Trends and Other Matters Affecting Our Business
In early 2025, the U.S. Presidential administration implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of July 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. China has also restricted the export of certain rare earth minerals which are used in our products. Tariffs, trade restrictions and retaliatory measures could result in revenue reductions, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows. Consistent with our strategy, we are optimizing operations and facilities and taking measures to contain costs to reduce the impact from tariffs. We may also implement additional pricing actions to mitigate the impact of these tariffs. To date, our strategies have helped minimize our exposure to these conditions.
In July 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law, including provisions to accelerate tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the Act to our consolidated financial statements.
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
As part of a continuing effort to reduce costs and improve operating performance, we continue to take actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses.

Results of Operations

	Second Quarter		%	Six Months		%
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales	$1,513.7	$1,374.1	10.2%	$2,963.6	$2,724.2	8.8%
Costs and expenses
Cost of sales	869.1	781.5	11.2%	1,699.5	1,551.7	9.5%
Selling, general and administrative	229.4	224.8	2.0%	463.3	444.5	4.2%
Research and development	82.4	71.7	14.9%	156.7	148.2	5.7%
Acquired intangible asset amortization	54.6	49.1	11.2%	106.6	98.5	8.2%
Total costs and expenses	1,235.5	1,127.1	9.6%	2,426.1	2,242.9	8.2%
Operating income (loss)	278.2	247.0	12.6%	537.5	481.3	11.7%
Interest and debt income (expense), net	(17.6)	(15.8)	11.4%	(34.9)	(28.5)	22.5%
Non-service retirement benefit income (expense)	2.7	2.7	—%	5.5	5.4	1.9%
Other income (expense), net	(2.7)	(2.2)	22.7%	(8.6)	(1.0)	*
Income before income taxes	260.6	231.7	12.5%	499.5	457.2	9.3%
Provision (benefit) for income taxes	50.2	51.4	(2.3)%	100.3	97.8	2.6%
Net income (loss) including noncontrolling interest	210.4	180.3	16.7%	399.2	359.4	11.1%
Less: Net income (loss) attributable to noncontrolling interest	0.5	0.1	*	0.7	0.7	—%
Net income (loss) attributable to Teledyne	$209.9	$180.2	16.5%	$398.5	$358.7	11.1%
* Not meaningful

	Second Quarter		%	Six Months		%
(dollars in millions)	2025	2024	Change	2025	2024	Change
Net sales (a):
Digital Imaging	$771.0	$739.4	4.3%	$1,528.0	$1,480.2	3.2%
Instrumentation	367.6	333.5	10.2%	710.9	663.9	7.1%
Aerospace and Defense Electronics	264.8	194.4	36.2%	507.3	380.1	33.5%
Engineered Systems	110.3	106.8	3.3%	217.4	200.0	8.7%
Total net sales	$1,513.7	$1,374.1	10.2%	$2,963.6	$2,724.2	8.8%
Operating income (loss):
Digital Imaging	$119.6	$113.5	5.4%	$241.9	$227.3	6.4%
Instrumentation	101.6	87.2	16.5%	194.3	173.2	12.2%
Aerospace and Defense Electronics	66.6	57.1	16.6%	122.3	109.0	12.2%
Engineered Systems	12.1	7.5	61.3%	22.9	10.2	124.5%
Corporate expense	(21.7)	(18.3)	18.6%	(43.9)	(38.4)	14.3%
Total operating income (loss)	$278.2	$247.0	12.6%	$537.5	$481.3	11.7%
(a) Net sales exclude inter-segment sales of $7.2 million and $11.0 million for the second quarter and six months of 2025, respectively, and $8.5 million and $13.3 million for the second quarter and six months of 2024, respectively.

Second Quarter Results
The following is a discussion of our 2025 second quarter results compared with the second quarter results of 2024. Comparisons are with the corresponding reporting period of 2024 unless noted otherwise.
Second quarter of 2025 compared with the second quarter of 2024
Our second quarter of 2025 net sales increased 10.2%. Net income attributable to Teledyne for the second quarter of 2025 increased 16.5%, driven primarily by higher net sales. Net income per diluted share was $4.43 for the second quarter of 2025, compared with net income per diluted share of $3.77.
Net Sales
The second quarter of 2025 net sales compared with the second quarter of 2024 reflected higher net sales in each segment. The second quarter of 2025 included $70.1 million in incremental sales from recent acquisitions, which are primarily included within the Aerospace and Defense Electronics segment.
Cost of Sales
Cost of sales increased $87.6 million in the second quarter of 2025, primarily driven by higher net sales. Cost of sales as a percentage of net sales increased for the second quarter of 2025 to 57.4% from 56.9% primarily due to unfavorable product mix.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense increased $4.6 million in the second quarter of 2025 primarily due to higher net sales. SG&A expense as a percentage of net sales decreased to 15.2% for the second quarter of 2025 compared with 16.4%, with lower SG&A expense percentages primarily at the Digital Imaging and Instrumentation segments. Corporate expense, which is included in SG&A expense, was $21.7 million for the second quarter of 2025 compared with $18.3 million, with the increase primarily related to higher transaction costs in the second quarter of 2025 for current year acquisitions. Stock-based compensation expense was $11.3 million for the second quarter of 2025 compared with $9.3 million.
Research and Development Expense
R&D expense increased $10.7 million in the second quarter of 2025 primarily due to higher R&D expense at the Digital Imaging and Instrumentation segments.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the second quarter of 2025 was $54.6 million compared with $49.1 million, with the increase primarily related to 2025 acquisitions within the Aerospace and Defense Electronics segment.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the second quarter of 2025 and 2024, pension service expense was $1.5 million. For 2025, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 7.05% compared with 6.86% in 2024.
Operating Income
Operating income for the second quarter of 2025 increased 12.6%. The second quarter of 2025, compared with the second quarter of 2024, reflected higher operating income in each segment.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $17.6 million for the second quarter of 2025 compared with $15.8 million. Non-service retirement benefit income was $2.7 million for both the second quarter of 2025 and 2024. Other income and expense, net, was expense of $2.7 million for the second quarter of 2025 compared with expense of $2.2 million for the second quarter of 2024. The Company also recorded a gain on debt extinguishment of $3.3 million for the second quarter of 2025 which is included in other income and expense, net, with no comparable amount recorded in the second quarter of 2024.

Income Tax
The second quarter of both the 2025 and 2024 income tax provision considers income, permanent items, tax credits and various statutory tax rates.

	Second Quarter
(dollars in millions)	2025	2024
Provision (benefit) for income taxes (a)	$50.2	$51.4
Income (loss) before income taxes	$260.6	$231.7
Effective tax rate	19.3%	22.2%
(a) The second quarter of 2025 includes net discrete income tax benefits of $8.4 million and the second quarter of 2024 includes net discrete income tax benefits of $0.7 million.
First six months of 2025 compared with the first six months of 2024
The first six months of 2025 net sales increased 8.8%. Net income for the first six months of 2025 increased 11.1%, driven primarily by higher net sales. Net income per diluted share was $8.41 for the first six months of 2025, compared with net income per diluted share of $7.49.
Net Sales
The first six months of 2025 net sales, compared with the first six months of 2024, reflected higher net sales in each segment. The first six months of 2025 included $125.7 million in incremental sales from recent acquisitions, which are primarily included within the Aerospace and Defense Electronics segment.
Cost of Sales
Cost of sales increased $147.8 million in the first six months of 2025, primarily driven by higher net sales. Cost of sales as a percentage of net sales increased for the first six months of 2025 to 57.3% from 57.0%.
Selling, General and Administrative Expense
SG&A expense increased $18.8 million in the first six months of 2025 primarily due to higher net sales. SG&A expense as a percentage of net sales for the first six months of 2025 was 15.6% compared with 16.3%. Corporate expense, which is included in SG&A expense, was $43.9 million for the first six months of 2025 compared with $38.4 million, with the increase primarily related to higher transaction costs in the first six months of 2025 for current year acquisitions. Stock-based compensation expense was $20.2 million for the first six months of 2025 compared with $21.3 million.
Research and Development Expense
R&D expense increased $8.5 million in the first six months of 2025 primarily due to higher R&D expense within the Instrumentation and Aerospace and Defense Electronics segments.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first six months of 2025 was $106.6 million compared with $98.5 million, with the increase primarily related to 2025 acquisitions within the Aerospace and Defense Electronics segment.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For both the first six months of 2025 and 2024, pension service expense was $3.0 million. For 2025, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans is 7.05% compared with 6.86% in 2024.
Operating Income
Operating income for the first six months of 2025 increased 11.7%. The first six months of 2025, compared with the first six months of 2024, reflected higher operating income in each segment.

Non-operating Income and Expense
Interest and debt expense, net of interest income, was $34.9 million for the first six months of 2025, compared with $28.5 million, with the increase related to higher outstanding borrowings on our line of credit during the period as compared to the first six months of 2024. Non-service retirement benefit income was $5.5 million for the first six months of 2025 compared with $5.4 million for the first six months of 2024. Other income and expense, net was expense of $8.6 million for the first six months of 2025 compared with expense of $1.0 million for the first six months of 2024, with the amounts primarily related to foreign currency exchange losses in both periods. The Company also recorded a gain on debt extinguishment of $3.3 million for the first six months of 2025 which is included in other income and expense, net, with no comparable amount recorded in the first six months of 2024.
Income Tax
The first six months of both the 2025 and 2024 income tax provision considers income, permanent items, tax credits and various statutory tax rates. In both 2025 and 2024, the first six months discrete impact is primarily related to tax on stock-based compensation.

	Six Months
(dollars in millions)	2025	2024
Provision (benefit) for income taxes (a)	$100.3	$97.8
Income (loss) before income taxes	$499.5	$457.2
Effective tax rate	20.1%	21.4%
(a) The first six months of 2025 includes net discrete income tax benefits of $12.1 million and the first six months of 2024 includes net discrete income tax benefits of $5.1 million, respectively.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office that are not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.

Digital Imaging

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Net sales	$771.0	$739.4	$31.6	4.3%	$1,528.0	$1,480.2	$47.8	3.2%
Cost of sales	$436.6	$411.2	$25.4	6.2%	$859.1	$819.8	$39.3	4.8%
Selling, general and administrative expense	$120.3	$126.3	$(6.0)	(4.8)%	$243.0	$250.0	$(7.0)	(2.8)%
Research and development expense	$48.2	$43.1	$5.1	11.8%	$92.3	$92.0	$0.3	0.3%
Acquired intangible asset amortization	$46.3	$45.3	$1.0	2.2%	$91.7	$91.1	$0.6	0.7%
Operating income	$119.6	$113.5	$6.1	5.4%	$241.9	$227.3	$14.6	6.4%
As a percentage of net sales:
Cost of sales	56.6%	55.6%			56.2%	55.3%
Selling, general and administrative expense	15.6%	17.1%			15.9%	16.9%
Research and development expense	6.3%	5.8%			6.1%	6.2%
Acquired intangible asset amortization	6.0%	6.1%			6.0%	6.2%
Operating income	15.5%	15.4%			15.8%	15.4%
Second quarter of 2025 compared with the second quarter of 2024
Net sales increased primarily due to higher sales of unmanned air systems and commercial infrared imaging components, partially offset by lower sales of X-ray and geospatial products. Sales of unmanned air systems increased $20.6 million, sales of commercial infrared imaging components increased $16.1 million, sales of X-ray products decreased $4.0 million and sales of geospatial products decreased $3.7 million. The second quarter of 2025 included $5.8 million in incremental sales from a recent acquisition.
Cost of sales increased primarily due to product mix. As a result of unfavorable product mix, the cost of sales percentage increased during the period. The SG&A expense decrease included the reduction of a contingent liability resulting from a change in estimate, partially offset by higher severance and facility consolidation costs. As a result, SG&A expense as a percentage of net sales decreased during the quarter. R&D expense and R&D expense as a percentage of net sales increased primarily due to the timing of FLIR product development activities. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales remained reasonably consistent between the two periods.
Operating income increased primarily due to higher net sales and lower SG&A, offset by unfavorable product mix and higher R&D expense during the period, and operating income as a percentage of net sales increased slightly.
First six months of 2025 compared with the first six months of 2024
Net sales increased primarily due to higher sales of commercial infrared imaging components, unmanned air systems and surveillance systems, partially offset by lower sales of X-ray products, industrial automation imaging systems and commercial infrared imaging systems. Sales of commercial infrared imaging components increased by $30.0 million, sales of unmanned air systems increased by $23.1 million, sales of surveillance systems increased by $16.2 million, sales of X-ray products decreased by $10.9 million, sales of industrial automation imaging systems decreased by $9.4 million and sales of commercial infrared imaging systems decreased by $8.7 million. The first six months of 2025 also included $14.7 million in incremental sales from recent acquisitions.
Cost of sales increased primarily due to unfavorable product mix. As a result of unfavorable product mix, the cost of sales percentage increased during the period. The SG&A expense decrease included the reduction of a contingent liability resulting from a change in estimate, partially offset by higher severance and facility consolidation costs. As a result, SG&A expense as a percentage of net sales decreased during the first six months of 2025. R&D expense and R&D expense as a percentage of net sales were reasonably consistent between the two periods. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales remained reasonably consistent between the two periods.
Operating income increased primarily due to higher net sales and lower SG&A, partially offset by unfavorable product mix during the period. As a result, operating income as a percentage of net sales increased during the period.

Instrumentation

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Net sales	$367.6	$333.5	$34.1	10.2%	$710.9	$663.9	$47.0	7.1%
Cost of sales	$186.7	$170.0	$16.7	9.8%	$360.2	$341.2	$19.0	5.6%
Selling, general and administrative expense	$50.3	$50.3	$—	—%	$100.0	$97.3	$2.7	2.8%
Research and development expense	$25.7	$22.4	$3.3	14.7%	$49.9	$45.2	$4.7	10.4%
Acquired intangible asset amortization	$3.3	$3.6	$(0.3)	(8.3)%	$6.5	$7.0	$(0.5)	(7.1)%
Operating income	$101.6	$87.2	$14.4	16.5%	$194.3	$173.2	$21.1	12.2%
As a percentage of net sales:
Cost of sales	50.8%	51.0%			50.7%	51.3%
Selling, general and administrative expense	13.7%	15.1%			14.1%	14.7%
Research and development expense	7.0%	6.7%			7.0%	6.8%
Acquired intangible asset amortization	0.9%	1.1%			0.9%	1.1%
Operating income	27.6%	26.1%			27.3%	26.1%
Second quarter of 2025 compared with the second quarter of 2024
Net sales increased due to higher sales in each product line. Sales of Marine Instrumentation increased $23.7 million due to stronger offshore energy and defense markets. Sales of Environmental Instrumentation increased $6.4 million and sales of Test and Measurement Instrumentation increased $4.0 million.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage decreased slightly. SG&A expense was consistent between the two periods, and SG&A expense as a percentage of net sales decreased primarily due to maintaining cost control measures year-over-year. R&D expense increased due to higher Marine Instrumentation product development, and the R&D expense as a percentage of net sales increased slightly.
Operating income increased primarily due to higher Marine Instrumentation sales and favorable product mix, and operating income as a percentage of net sales increased primarily due to favorable product mix.
For six months of 2025 compared with the first six months of 2024
Net sales increased due to higher sales in each product line. Sales of Marine Instrumentation increased $37.7 million due to stronger offshore energy and defense markets. Sales of Test and Measurement Instrumentation increased $5.1 million, and sales of Environmental Instrumentation increased $4.2 million. The first six months of 2025 included $4.3 million in incremental sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales, partially offset by favorable product mix. The cost of sales percentage decreased due to favorable product mix. SG&A expense increased primarily due to higher net sales, and SG&A expense as a percentage of net sales decreased primarily due to maintaining cost control measures year-over-year. R&D expense increased due to higher Marine Instrumentation product development, and the R&D expense as a percentage of net sales increased slightly.
Operating income increased primarily due to higher net sales and favorable product mix. Operating income as a percentage of net sales increased primarily due to favorable product mix and slower SG&A growth as compared to stronger net sales growth.

Aerospace and Defense Electronics

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Net sales	$264.8	$194.4	$70.4	36.2%	$507.3	$380.1	$127.2	33.5%
Cost of sales	$154.2	$107.5	$46.7	43.4%	$298.4	$215.4	$83.0	38.5%
Selling, general and administrative expense	$30.8	$23.5	$7.3	31.1%	$64.0	$44.5	$19.5	43.8%
Research and development expense	$8.2	$6.1	$2.1	34.4%	$14.2	$10.8	$3.4	31.5%
Acquired intangible asset amortization	$5.0	$0.2	$4.8	*	$8.4	$0.4	$8.0	*
Operating income	$66.6	$57.1	$9.5	16.6%	$122.3	$109.0	$13.3	12.2%
As a percentage of net sales:
Cost of sales	58.2%	55.3%			58.8%	56.7%
Selling, general and administrative expense	11.6%	12.1%			12.6%	11.7%
Research and development expense	3.1%	3.1%			2.8%	2.8%
Acquired intangible asset amortization	1.9%	0.1%			1.7%	0.1%
Operating income	25.2%	29.4%			24.1%	28.7%
* Not meaningful
Second quarter of 2025 compared with the second quarter of 2024
Net sales increased due to a $72.6 million increase in defense electronics, partially offset by a $2.2 million decrease in aerospace electronics. The second quarter of 2025 included $64.3 million in incremental sales from recent acquisitions.
Cost of sales increased due to higher net sales, inventory step-up expense related to the 2025 acquisitions and unfavorable product mix, including recent acquisitions which carry a higher cost of sales percentage, and as a result the cost of sales percentage increased. SG&A expense increased due to higher net sales and higher transaction and integration costs as a result of 2025 acquisitions. R&D expense increased primarily due to the 2025 acquisitions, and the R&D expense as a percentage of net sales was similar in both periods. Acquired intangible asset amortization increased primarily due to the 2025 acquisitions.
Operating income increased primarily due to increased net sales, and operating income as a percent of net sales decreased primarily due to unfavorable product mix including lower gross margins on sales from 2025 acquisitions as well as higher acquired intangible asset amortization.
First six months of 2025 compared with the first six months of 2024
Net sales increased due to a $129.7 million increase for defense electronics, partially offset by a $2.5 million decrease for aerospace electronics. The first six months of 2025 included $106.7 million in incremental sales from recent acquisitions.
Cost of sales increased due to higher net sales, inventory step-up expense related to the 2025 acquisitions and unfavorable product mix, including recent acquisitions which carry a higher cost of sales percentage, and as a result the cost of sales percentage increased. SG&A expense increased due to higher net sales and higher transaction and integration costs as a result of 2025 acquisitions. R&D expense increased primarily due to the 2025 acquisitions, and the R&D expense as a percentage of net sales was similar in both periods. Acquired intangible asset amortization increased primarily due to the 2025 acquisitions.
Operating income increased primarily due to increased net sales, and operating income as a percent of net sales decreased primarily due to higher transaction and integration costs, higher acquired intangible asset amortization and unfavorable product mix including lower gross margins on sales from 2025 acquisitions.

Engineered Systems

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2025	2024	$	%	2025	2024	$	%
Net sales	$110.3	$106.8	$3.5	3.3%	$217.4	$200.0	$17.4	8.7%
Cost of sales	$91.6	$92.8	$(1.2)	(1.3)%	$181.8	$175.3	$6.5	3.7%
Selling, general and administrative expense	$6.3	$6.4	$(0.1)	(1.6)%	$12.4	$14.3	$(1.9)	(13.3)%
Research and development expense	$0.3	$0.1	$0.2	200.0%	$0.3	$0.2	$0.1	50.0%
Operating income	$12.1	$7.5	$4.6	61.3%	$22.9	$10.2	$12.7	124.5%
As percentage of net sales:
Cost of sales	83.0%	86.9%			83.7%	87.7%
Selling, general and administrative expense	5.7%	6.0%			5.7%	7.1%
Research and development expense	0.3%	0.1%			0.1%	0.1%
Operating income	11.0%	7.0%			10.5%	5.1%
Second quarter of 2025 compared with the second quarter of 2024
Net sales increased due to higher sales of $4.0 million for engineered products, partially offset by a $0.5 million decrease in energy systems.
Cost of sales and cost of sales as a percentage decreased primarily due to favorable program mix. SG&A expense and SG&A expense as a percentage of net sales decreased slightly.
Operating income and operating income as a percentage of net sales increased primarily due to higher net sales and favorable program mix.
First six months of 2025 compared with the first six months of 2024
Net sales increased due to higher sales of $18.2 million for engineered products, partially offset by a $0.8 million decrease in energy systems.
Cost of sales increased primarily due to higher net sales, partially offset by favorable program mix and cost of sales as a percentage decreased primarily due to favorable program mix. SG&A expense decreased primarily due to lower selling expense and SG&A expense as a percentage of net sales decreased.
Operating income and operating income as a percentage of net sales increased primarily due to higher net sales and favorable program mix.
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
During the second quarter of 2025, we entered into a multi-currency notional cash pooling agreement with a financial institution to manage cash flow more efficiently and optimize liquidity. Under the terms of this arrangement, certain participating foreign subsidiaries combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. The pool runs daily on a net positive cash basis and is not intended to be used as a source of funding. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. The net positive cash balance related to this pooling arrangement is included in cash, and cash equivalents on the condensed consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $310.9 million at June 29, 2025, compared with $649.8 million at December 29, 2024, with the decrease primarily related to funding the 2025 acquisitions, partially offset by cash generated from operating activities. Cash equivalents consist of highly liquid money-market mutual funds, with maturities of three months or less when purchased.

Long-term Debt
Total debt, net of unamortized debt discount and debt issuance costs at June 29, 2025, was $2,617.4 million compared with $2,649.0 million at December 29, 2024, with the decrease due to payments on fixed rate senior notes.
At June 29, 2025, $1,168.0 million was available under the $1.20 billion credit facility, after reductions of $32.0 million in outstanding letters of credit.
Our bank credit agreements, which includes our $1.20 billion credit facility expiring June 2029, require us to comply with various financial and operating covenants. At June 29, 2025, we were in compliance with these covenants.
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
Stock Repurchases
In July 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of our common stock. This authorization superseded the remaining prior open stock repurchase programs authorized by the Board of Directors. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. We currently intend to fund future share repurchases, if any, with cash on hand and available borrowings under our credit facility. No repurchases under any authorizations were made in the second quarter and first six months of 2025.
Cash Flows
Net cash provided by operating activities was $469.2 million for the first six months of 2025 compared with $609.7 million, with the decrease driven primarily by higher income tax payments in 2025 as well as the timing of accounts receivable collections.
Net cash used in investing activities was $805.2 million for the first six months of 2025 compared with $157.1 million. During the first six months of 2025, we spent $757.6 million on acquisitions compared with $123.6 million. Capital expenditures for the first six months of 2025 and 2024 were $48.3 million and $33.6 million, respectively. We currently plan to invest approximately $130 million for capital expenditures in 2025.
Net cash used in financing activities was $4.8 million for the first six months of 2025 compared with net cash used in financing activities of $637.9 million.
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
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to the condensed consolidated financial statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Note 2 of the notes to consolidated financial statements included in Teledyne’s 2024 Form 10-K.

Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, with respect to management’s beliefs about the financial condition, results of operations, acquisitions, capital expenditures, stock repurchases, product synergies, integration costs, tax matters and businesses of Teledyne in the future. Forward-looking statements involve risks and uncertainties, are based on the current expectations of the management of Teledyne and are subject to uncertainty and changes in circumstances. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements.
Many factors could change anticipated results, including: the impact of policies of the U.S. Presidential Administration, especially with respect to new and higher tariffs, cutbacks in the funding of government agencies and programs, and the scaling back of environmental and green energy policies; escalating economic and diplomatic tension between China and the United States, including a potential “trade war” that results in higher tariffs and restrictions on sales of goods and services; reciprocal tariffs from other countries, especially from members of the European Union; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with GAAP and related standards; disruptions in the global economy; the ongoing conflict in Israel and neighboring regions, including related protests, attacks on defense contractors and suppliers and the disruption to global shipping routes; the ongoing conflict between Russia and Ukraine, including the impact to energy prices and availability, especially in Europe; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, rising interest costs, and economic conditions; the continuing review and resolution of FLIR’s trade compliance and tax matters; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to artificial intelligence; natural and man-made disasters; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. Lower aircraft production rates at Boeing or Airbus could result in reduced sales of our commercial aerospace products. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of the United States and foreign governments, including economic sanctions or in regard to support for Ukraine, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the company participates.
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

Item 4.     Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures as of June 29, 2025, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended June 29, 2025, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 5. Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 29, 2025.

Item 6. Exhibits

(a)	Exhibits
Exhibit 3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

	Exhibit 3.2	Certificate of Amendment to Teledyne’s Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

	Exhibit 3.3	Certificate of Amendment to Teledyne’s Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2025 (File No. 1-15295))

	Exhibit 3.4	Fifth Amended and Restated Bylaws of Teledyne (incorporated by reference to the Company’s Current Report on Form 8-K dated April 24, 2024 (File No. 1-15295))

Exhibit 10.1
Retirement, Severance and General Release Agreement, dated as of April 30, 2025, by Edwin Roks and Teledyne Technologies Incorporated (incorporated by reference to the Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 28, 2025 (file No. 1-15205)) †

	Exhibit 31.1	302 Certification – George C. Bobb III

	Exhibit 31.2	302 Certification – Stephen F. Blackwood

	Exhibit 32.1	906 Certification – George C. Bobb III

	Exhibit 32.2	906 Certification – Stephen F. Blackwood

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

	Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: July 25, 2025	By:	/s/ Stephen F. Blackwood
Stephen F. Blackwood, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)