Form 10-K
period 2025-12-28
TELEDYNE TECHNOLOGIES INC
filed 2026-02-20
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025

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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 27, 2025, the aggregate market value of Common Stock (based upon closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $23.8 billion.
At February 11, 2026, there were 46,305,311 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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
Who We Are
Teledyne Technologies Incorporated is a Delaware corporation that provides enabling technologies to sense, analyze and distribute information for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Our products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We believe our technological capabilities, innovation and ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete. We became an independent public company effective November 29, 1999.
The following description of our business should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7. of this Form 10-K.
Recent Developments
Consistent with our strategy, we completed four acquisitions in 2025 and two acquisitions in 2024. The financial results of these acquisitions have been included since the respective date of each acquisition. Our 2025 and 2024 acquisitions were within the Digital Imaging, Instrumentation, and Aerospace and Defense Electronics segments. See Note 3 for additional information about our 2025 and 2024 business acquisitions. Subsequent to the end of the year, we completed one acquisition which will be included within the Instrumentation segment. See Note 18 for additional information.
Our Business Segments
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics, and Engineered Systems. Additional financial information about our business segments can be found in Note 4.

	Percentage of Total Net Sales
Segment contribution to total net sales:	2025	2024	2023
Digital Imaging	52%	54%	56%
Instrumentation	24%	24%	23%
Aerospace and Defense Electronics	17%	14%	13%
Engineered Systems	7%	8%	8%
Total	100%	100%	100%
Digital Imaging Segment
Our Digital Imaging segment includes high-performance sensors, cameras and systems within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, scientific, government, space, defense, security, medical and other applications. We also produce and provide manufacturing services for micro electromechanical systems (“MEMS”) and high-performance, high-reliability semiconductors, including analog-to-digital and digital-to-analog converters, as well as unmanned aerial and ground systems.
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
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne.

For defense applications, we also develop and manufacture multi-spectrum electro-optic/infrared imaging systems and associated products such as lasers, optics, and radars, CBRNE (“Chemical, Biological, Radiological, Nuclear and Explosive detectors”) and unmanned aerial and ground systems. These sensors and instruments can be deployed as integrated solutions and with advanced target detection, identification and classification capabilities. We provide solutions for threat protection, military maneuver and force protection, border controls and homeland security, law enforcement, public safety, and commercial applications worldwide.
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
Marine Instrumentation
We offer a variety of products designed for use in harsh underwater environments, instruments that measure currents and other physical properties in the water column, systems that create acoustic images of objects beneath the water’s surface, including the bottom of a body of water, instruments for navigation and sensors that determine the geological structure below the bottom. We also design and manufacture vehicles that utilize and transport these sensors over and beneath the water’s surface.
We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our waterproof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment, submerged monitoring systems and other industrial and defense applications. Other marine products used by the U.S. Navy and commercial customers include acoustic modems for networked underwater communication and optical underwater cameras and light-emitting diode (“LED”) lighting sources.
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
Finally, we manufacture fixed and portable industrial gas and flame detection instruments used in a variety of industries, including petrochemical, power generation, oil and gas, food and beverage, mining, and wastewater treatment.

Test and Measurement Instrumentation
Our test and measurement products provide capabilities that enable the designers of complex electronic systems in many industry sectors to bring their products to market reliably and quickly. Our customers use our equipment in the design, development, manufacture, installation, deployment and operation of electronics equipment in a broad range of industries, including aerospace and defense, internet infrastructure, automotive, industrial, computer and semiconductor, consumer electronics mobile, and power electronics.
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
Design and test engineers use our protocol analysis solutions, including traffic generators and emulators, to accurately and reliably monitor and test high data-rate communication interfaces and diagnose operational problems in a wide range of systems and devices to ensure that they comply with industry standards, including in the areas of cloud computing, data storage and networks. Our leadership in Universal Serial Bus (“USB”) and video technologies provides a unique base to service the mobile, internet of things, automotive and consumer electronics test markets. We also produce protocol validation and test tools for high-performance solid-state storage devices used in both enterprise-grade data centers and in consumer computing applications. Our interposers and software options allow engineers to get a complete picture when testing the Peripheral Component Interconnect (“PCI”) Express interface standard by enabling a link between an oscilloscope and a protocol analyzer to show a synchronized view of both the physical and protocol layers.
We manufacture torque sensors and automatic data acquisition systems that are used to test critical control valves in nuclear power and industrial plants. Our torque sensors are also used in other markets, including automotive and power tools.
Aerospace and Defense Electronics Segment
Our Aerospace and Defense Electronics segment provides sophisticated electronic and optical components and subsystems, data acquisition and communications components and equipment, harsh environment interconnects, general aviation batteries, and other components for a variety of commercial and defense applications that require high performance and high reliability. Such applications include aircraft, radar, electronic countermeasures, weapon systems, space, wireless and satellite communications and terminals and test equipment.
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
Our core business base includes the National Aeronautics and Space Administration (“NASA”), the U.S. Department of War, the U.S. Department of Energy, foreign militaries and commercial customers.
Customers
We have a broad and diversified customer base in the various markets we serve. No commercial customer in 2025 or 2024 accounted for more than 10% of net sales for any of our segments or for the total Company.
Total sales to international customers were $2,932.6 million in 2025 and $2,731.1 million in 2024. Of these net sales to international customers, our businesses in the United States accounted for $978.4 million in 2025 and $950.0 million in 2024.
In both 2025 and 2024, we sold products to customers in over 100 foreign countries. Approximately 90% of our net sales to international customers during 2025 were made to customers in 30 foreign countries. In 2025, the top five countries for sales to international customers, ranked by net sales, were the United Kingdom (“UK”), Germany, Japan, China and France and represented approximately 20% of our total net sales. There were no sales to individual countries outside of the United States in excess of 10% of our sales.

Information on our net sales to the U.S. Government, including direct sales to agencies as a prime contractor and indirect sales as a subcontractor, was as follows (in millions):

	2025	2024	2023
Digital Imaging	$645.5	$557.1	$570.7
Instrumentation	125.5	123.5	95.9
Aerospace and Defense Electronics	420.1	307.5	330.3
Engineered Systems	368.3	389.0	384.8
Total U.S. Government sales	$1,559.4	$1,377.1	$1,381.7

Total U.S. Government sales as a percent of total net sales	25.5%	24.3%	24.5%
Our principal U.S. Government customer is the U.S. Department of War (formerly referred to as the U.S. Department of Defense), with total net sales of $1,203.6 million and $1,062.7 million in 2025 and 2024, respectively. With the exception of the Engineered Systems segment, no U.S. Government program in 2025 or 2024 accounted for more than 10% of net sales for any of our segments or for the total Company.
As described in greater detail under Item 1A. “Risk Factors”, there are risks associated with doing business with the U.S. Government. In 2025, approximately 81% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared with 78% in 2024, with the remaining U.S. Government contracts related to cost-reimbursable contracts (“cost-type”) contracts. Under fixed-price type contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we can recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. During 2025 and 2024, contracts terminated by the U.S. Government did not materially impact our results of operations.
Many of our U.S. Government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions.
Raw Materials and Suppliers
Most raw materials used in our operations are readily available. Some raw materials are purchased from a limited set of suppliers, including international sources, due to technical capability, price and other factors. We leverage our existing supplier relationships and are not dependent on any one supplier for a material amount of our purchases. While some of our businesses provide services, for those businesses that sell products, a portion of the value that we provide is labor-oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and third-party suppliers and subcontractors, including international sources. At times, we have experienced difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes due to shortages and supplier-imposed allocation of components.
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
Competition
Because of the diversity of products we sell and the number of markets we serve, we encounter a wide variety of competitors, none of which we believe offer the same product and service lines or serve all of the same markets as we do. Although we have certain advantages that we believe help us compete effectively in our markets, each of our markets is highly competitive. Our businesses compete on quality, product performance and reliability, technical expertise, price, and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.

Intellectual Property
We own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names and copyrights. We license patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies license patents, technology and other intellectual property rights owned and controlled by us. We do not consider any single patent or trademark, or any group of them, essential either to Teledyne’s business as a whole or to any one of our reportable segments. The annual royalties received or paid under license agreements are not significant to any of our reportable segments or to our overall operations.
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
Sustainability
Teledyne continues to focus on developing solutions to address sustainability and climate challenges facing humanity today. Many of our products directly support sustainability and climate challenges. We provide a broad range of precision measurement technologies for environmental monitoring and climate research. Our sensors and instruments are deployed everywhere: in space, on aircraft and drones, on land, on the sea surface, in the water column, and on the seafloor. They operate around the clock, measuring greenhouse gases (“GHGs”) from space, precisely monitoring air and water quality throughout the world, and continuously profiling the Earth’s oceans. Applications of our instruments provide scientists with information that spans time from the origin of the universe to providing real-time data regarding air pollution and dangerous storms, such as time-critical warnings of hurricanes and tsunamis.
In November 2022, we published our second Corporate Social Responsibility (“CSR”) report, in which we disclose and highlight some of our most recent efforts focused on sustainability and environmental social and governance (“ESG”). We published supplements to the CSR report in 2023, 2024 and 2025, which included updated information. The CSR report together with its supplements, which is not incorporated by reference in this document, is available at the CSR link on our website at www.teledyne.com under the tab “Who We Are”. The CSR report and its supplements include data on Teledyne’s combined direct emissions (“Scope 1”) and indirect emissions from purchased energy (“Scope 2”), workplace safety, water usage, waste generation and recycling and workplace demographics.
In 2021, we compiled the first global inventory of our GHG emissions (starting with fiscal year 2020) and have developed a GHG monitoring and management plan. We have set a goal to reduce our combined Scope 1 and Scope 2 emissions in company operations, normalized for revenue, by 40% from 2020 levels by the end of 2040. Going forward, we will continue to evaluate our emission reduction goals, while at the same time providing the tools and technologies that enable environmental science and climatology across the globe. More information about our carbon footprint and GHG emission reduction efforts and goals, and the contributions that Teledyne products make to carbon monitoring and environmental and climate science can be found in our CSR report and its supplements.
Pursuant to the mandate in their respective charters, the Audit Committee of our Board of Directors (the “Board”) regularly reviews matters related to compliance with environmental laws and the health and safety of employees, and the Nominating and Governance Committee of our Board reviews and evaluates our policies and practices and monitors our efforts in the areas of legal and social responsibility, sustainability, and other governance matters.

Human Capital
We consider our relations with our employees to be good. At December 28, 2025, our total workforce consisted of approximately 15,800 employees in 38 countries. Workforce demographics for various regions are provided below:

				Gender (Self-Reported)
	Percent of Total Employees	Average Age	Average Years of Service	Male	Female	Not Specified
Americas	64%	48.9	10.1	65%	33%	2%
Europe, the Middle East and Africa	33%	44.6	10.4	70%	24%	6%
Asia-Pacific Region	3%	43.7	8.5	67%	25%	8%
We have a stable and long-tenured workforce. In 2025, our voluntary employee turnover was approximately 8%. As of December 28, 2025, the average years of service of our employees was approximately 10 years.
Employees are vital to the success of our growth strategy. Our goal is to maintain a safe, hospitable and inclusive work environment in which every employee is encouraged to contribute to the success of the Company. We are focused on attracting, developing and retaining employees through competitive compensation and benefits, workforce and management development, succession planning, corporate culture, and leadership quality, in compliance with applicable regulations. We strive to recruit the best possible candidate for each role.
The health and wellness of our employees is a critical component to the success of our business. Many of our larger facilities have on-site fitness centers and encourage healthy choices with various wellness challenge programs. These programs often include guest speakers on various topics, including mental health, heart disease, diabetes and personal financial awareness. We also have vacation and sick leave policies that provide employees with flexibility to take time away from work for relaxation or to recover from illness. The majority of our employees (including all full-time employees in the United States, Canada and the UK) have access to our employee assistance program, which includes third-party counseling and mental health services at no cost to the employee when life events impact an employee.
We are committed to identifying and developing the talents of our next generation of leaders. On an annual basis, we conduct an organization and leadership review for segment, business unit, and function leaders, focusing on our high performing and high potential talent and succession for our most critical roles. From this review, individualized development and retention programs are implemented or revised as needed. We also provide additional opportunities for our existing employees to enhance their careers. We invest in employee skills development in various ways, including through educational expense reimbursement. Specialized training in a job-related field gives employees new skills and a strong foundation of knowledge that can serve them throughout their career and that may allow them to progress to more responsible positions at Teledyne. We provide courses, webinars, and certification programs and targeted training programs on management, technical competencies, soft skills development and compliance. Select, high-potential employees also receive strategic and operational leadership skills development through our leadership development program.
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
Risk Factors
The following discussion sets forth the material risk factors that could affect Teledyne’s financial condition and operations. You should not consider any descriptions of these factors to be a complete set of all potential risks that could affect Teledyne. Any risk factor discussed below could by itself, or combined with other factors, materially and adversely affect our business, results of operations, financial condition, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings.
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
•pre-existing vulnerabilities, including cybersecurity vulnerabilities, undetected malware and access management issues at the acquired business and its supply chain;
•the incurrence of significant transaction costs, including for acquisitions which we may not complete; and
•the inadequacy of indemnification, insurance, escrows, holdbacks or other forms of protection for liabilities of the acquired company.
If we are unable to make acquisitions our future growth may be adversely impacted. Our ability to make acquisitions depends on a number of factors, including the availability of potential acquisition candidates at reasonable prices, competition from other bidders, the ability to obtain regulatory approvals, including under increasingly stringent merger control and foreign direct investment laws, and the availability of debt and equity financing, among other factors. For additional discussion of business acquisition, see the discussion under “Item 7. Management’s Discussion and Analysis of Operations and Financial Condition” and Note 3.
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
Our business in the recent past was impacted by interruptions in the supply chain. As a result, we experienced delivery delays and shortages of components and raw materials needed for certain products we manufacture. China has also restricted the export of certain rare earth minerals and permanent magnets that are used in our products, which has in the past delayed and could in the future limit our ability to sell products that require these components or result in lower margins products that incorporate these components. Any such delays in the future would reduce our revenue and margins for the periods affected and would also result in an increase in our inventory of other components, which would reduce our operating cash flow.
We may not have sufficient resources to fund all future research and development and capital expenditures.
In order to remain competitive, we must make substantial investments in research and development (“R&D”) of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. We may be unable to fund all of our R&D and capital investment needs. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of bank and capital markets, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital or generate cash flow on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.
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
In both 2025 and 2024, sales to customers outside the United States accounted for approximately 48% of total net sales. In both 2025 and 2024, we sold products to customers in over 100 foreign countries. In 2025, the top five countries for sales to international customers, ranked by net sales, were the UK, Germany, Japan, China and France and represented approximately 20% of our total net sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues.

Risks associated with international sales and operations include, but are not limited to:
•political and economic instability;
•additional deterioration in United States - China and United States - Russia relations;
•existing and intensifying global economic sanctions and export controls, including export controls related to China and sanctions related to Russia;
•our ability to obtain export licenses in a timely manner;
•unauthorized release of export-controlled or otherwise protected information;
•compliance with anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;
•changes in tax laws and tariff rates;
•protection and enforcement of intellectual property rights;
•compliance with non-U.S. data protection laws;
•existing and emerging non-U.S. regulations relating to ESG and CSR matters, which could be costly to comply with;
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
The U.S. Presidential administration has announced significant new tariffs on foreign imports into the United States, particularly with respect to imports from China, and has proposed additional new tariffs that may be implemented in the future, including on member states of the European Union (“EU”) and on Canada and Mexico. High tariffs generally increase the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Uncertainty about whether and the extent to which new tariffs will be imposed could also impact our supply chain and the cost of our products. We have significant operations in Canada and in member states of the EU, which could be negatively impacted by a trade war with the United States. With high tariffs imposed on our products, we may also need to find new suppliers and components for our products, which could result in production delays. These countries could impose retaliatory tariffs on imports from the United States. To the extent our products are the subject of retaliatory tariffs, customers may begin to seek domestic or non-U.S. sources for products that we sell, or be pressured or incentivized by foreign governments not to purchase U.S.-origin goods, which could harm our future sales in these markets. Further escalation of the “trade war” between the United States and China, or new trade wars between the United States and other countries, could result in continued or increased tariffs. Efforts to avoid tariffs are also under increased scrutiny.
New and expanding economic sanctions and export restrictions could impact our ability to sell our products.
Recent export restrictions have had a significant impact on our business. A number of well-established customers and suppliers have become listed on government restricted party lists. In particular, U.S. export enforcement agencies have placed several Chinese companies and many of their international subsidiaries on such lists, prohibiting the export to them of most commercial and dual-use items subject to the Export Administration Regulations. Furthermore, the United States has imposed certain sectoral sanctions to limit Chinese development and manufacturing of semiconductor and supercomputer technology and have imposed comprehensive restrictions of both U.S.-origin items as well as non-U.S. items manufactured from U.S.-origin equipment. In response, China has unveiled restrictions on exports from China of certain materials and components, including gallium and germanium and which are used in semiconductor manufacturing and permanent magnets and which have impacted the production and pricing of some of our digital imaging and aerospace and defense products. China has also increased sanctions on certain specific U.S. companies, including two Teledyne legal entities, by adding them to its Unreliable Entity List or Export Control List, which has impacted the ability of some Teledyne subsidiaries (including those not so listed) to conduct business in China. Chinese airlines and other manufacturers are under pressure to decrease their dependence on U.S. components and products and increase the use of domestic suppliers. Many key suppliers to our businesses, whether direct or indirect, are based in China. These and other tariffs, trade restrictions and retaliatory measures could result in revenue reduction, price increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows.
Sanctions on Russia imposed by multiple countries and related Teledyne policies have led to a comprehensive ban on commercial activity with that market.
Global conflicts could lead to disruption, instability and volatility in global markets and industries that could negatively impact our operations.
A military conflict between China and Taiwan would likely have a material adverse impact on our ability to sell products to customers in these areas and on our supply chain. Ongoing instability in the Middle East and the conflict between Russia and Ukraine could result in supply chain and other business disruptions.
An economic slowdown in China may adversely affect us.
Our net sales to China-based customers represented approximately 4% of total revenues in 2025 and 2024, respectively. Economic growth in China has slowed since the coronavirus disease (“COVID”) pandemic. Continued growth in many of our businesses, including those in our Environmental Instrumentation group, could be negatively impacted if another economic downturn occurs in China.
In-country manufacturing could result in lower demand for our products.
Many countries, including China, India and Saudi Arabia, have bolstered laws or regulations requiring the use of local suppliers, personnel and in-country manufacturing, which has had a negative impact on Teledyne’s revenues of instrumentation, commercial aerospace, marine and digital imaging products, as we currently have limited manufacturing operations in these countries. Several of our competitors in countries like China may be subsidized by state actors and as a result may be able to offer competing products at much lower prices than we can. As European countries increase their defense spending, requirements to have production facilities in the EU are becoming more common to win contracts. If we are unable to respond to these requirements, we may be unable to bid on new programs or lose opportunities to competitors that are based in the EU.
Risks Related to our Markets
We sell products in markets that are cyclical in nature and a downturn in one or more of these markets could materially impact our financial results.
We develop and manufacture products for customers in the energy exploration and production markets, commercial aerospace markets, the semiconductor industry, and the consumer electronics, telecommunications, automotive and healthcare industries; each of which has been cyclical, exhibited rapid changes and suffered from fluctuating market demands. A cyclical downturn in one or more of these markets may materially affect future operating results. Some of our product sales are tied to artificial intelligence (“AI”)-related capital expenditures and data center infrastructure. Several factors could result in volatility in AI-related spending, including constraints related to electricity generation and delivery, overbuilt capacity, new AI-focused legal regulations, and a consolidation of competing independent technologies.
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
We perform work on a number of contracts with the U.S. Department of War and other agencies and departments of the U.S. Government including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of War, as prime contractor or subcontractor, represented 25% and 24% of our total net sales in 2025 and 2024, respectively. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations, and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. U.S. Government operation under a continuing resolution could impact the business by preventing new programs from starting as planned and by limiting funding on existing programs. U.S. Government shutdowns have resulted in delays in anticipated contract awards and delayed payments of invoices for several of our businesses. In the fall of 2025, a shutdown of the U.S.

Government lasted 43 days and resulted in delays in contract awards, issuances of export licenses, shipments and payments of invoices for several of our businesses; any new shutdown or increase in the frequency of shutdowns could have similar or worse effects. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending.
Changes in policy and budget priorities by the U.S. Presidential Administration for various defense and NASA programs could impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. Budget cuts at NASA have negatively impacted the revenues of Engineered Systems in 2025 and are expected to further impact revenues in 2026.
It is also not uncommon for the U.S. Department of War to delay the timing of awards or change orders for major programs for six to twelve months. These delays by the U.S. Government could impact our revenues. Uncertainty over budgets or priorities with the U.S. Presidential Administration could result in further delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues.
Further, most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. During 2025 and 2024, contracts terminated by the U.S. Government have not materially impacted our results of operations; however, our Defense Electronics businesses have seen an increase in terminations for convenience due to shifting Government priorities.
We are seeing increased sales into the European defense market as European defense budgets increase as a result of the conflict in Ukraine, threats from Russia and other geopolitical instability. If European government funding on defense programs declines, or if defense spending priorities of the North Atlantic Treaty Organization (“NATO”)-member countries change with respect to Ukraine, existing and potential future sales would be negatively impacted. New EU cybersecurity requirements are expected to come into effect in 2026, which may impact our ability to market our products and services in the EU.
Our U.S. Government contracting businesses are subject to government contracting regulations, including increasingly complex regulations on cybersecurity, and our failure to comply with such laws and regulations could harm our operating results and prospects.
Our U.S. Government contracting businesses, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with applicable federal and state laws and regulations. More routinely, the U.S. Government may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed would need to be refunded. In a worst case scenario, should a business or division be charged with wrongdoing, or should the U.S. Government determine that the business or division is not a “presently responsible contractor,” that business or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges or face damages, fines and penalties if such charges were proven. Routine audits by U.S. Government agencies of Teledyne’s various procurement and accounting systems have the potential to result in disapproval of the audited systems by the administrative contracting officer. Disapproval could significantly impact cash flow, as up to 10% may be withheld from payments, as well as significantly impact potential contract awards and increase audit oversight of individual contract proposals.
The Department of War as well as other U.S. Government contracting agencies have adopted rules and regulations requiring contractors to implement a set of cybersecurity measures to attain the safeguarding of contractor systems that process, store, or transmit certain information. Implementation and compliance with these cybersecurity requirements is complex and costly, and could result in unforeseen expenses, lower profitability and, in the case of non-compliance, penalties and damages, all of which could have an adverse effect on our business. The cybersecurity requirements also impact our supply base which could impact cost, schedule and performance on programs if suppliers do not meet the requirements and therefore, do not qualify to support the programs.
In January 2026, the President issued an executive order that imposes obligations on U.S. defense contractors, including immediately prohibiting any “major defense contractor” from conducting future stock buybacks or issuing dividends at the expense of accelerated procurement and increased production capacity. The executive order also orders a historical review of defense contractor performance and directs the Secretary of War to develop and implement additional provisions related to prohibition of stock buybacks and corporate distributions, prohibition on the use of certain metrics in determining executive compensation and authorizing the U.S. Government to cap executive base salaries. At this time, it is unclear the extent to which the executive order will apply to us and significant uncertainties exist as to how the executive order will be implemented and interpreted. Depending on its implementation and application to us, the executive order could have a material adverse impact on our ability to make stock repurchases or issue dividends and continue to attract and retain executive talent.

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
•instability in the Middle East and oil-producing regions of Latin America, including Venezuela;
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
Changes in production rates for major aircraft manufacturers, like Boeing and Airbus, impact our commercial aerospace businesses. Boeing and Airbus have in the recent past struggled to meet delivery targets due to supply chain issues and other challenges. Any future pauses or reductions in manufacturing from Boeing or Airbus could negatively impact our business.

A change in policy direction related to environmental regulations and green energy could negatively impact demand for our monitoring instruments and energy systems products.
Many of our products are used by industrial customers and municipalities to monitor ambient air quality, water quality and gas and particulate emissions in order comply with regulatory requirements issued by the U.S. Environmental Protection Agency and other federal agencies. The Presidential Administration scaled back many of these regulations, which could result in decreased demand for our products, especially if funding from individual states do not make up for the shortfall in federal funding. The Presidential Administration has also rolled back green energy initiatives, which could harm our energy systems business that manufactures hydrogen-based energy generation systems and which also is likely to reduce the number of federally funded hydrogen generation projects, which lowers demand for our process instrumentation products.
Risks related to Finance and Tax Matters
Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of December 28, 2025, we had $2,488.0 million total outstanding indebtedness in senior notes. As of December 28, 2025, no borrowings were outstanding under our $1.20 billion credit facility. The agreements we entered into with respect to our indebtedness contain negative covenants, that, subject to certain exceptions, include limitations on indebtedness related to our credit facility, liens, dispositions, investments and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. The indebtedness and these negative covenants may also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, reducing the funds available to make acquisitions or capital expenditures, reducing our flexibility in planning for or reacting to changes in our business or market conditions, and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results. Any future indebtedness incurred under our credit facility will expose us to interest rate risk.
We may not be able to service our debt obligations, which could have a material and adverse effect on our business, financial condition or operating results.
Our ability to meet our interest expense and debt service obligations will depend on our future performance, including the cash we generate from operating activities, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations we may be required to refinance all or part of our debt, sell strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities and we may not be able to take such actions on terms acceptable to us and in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders.
The credit rating of Teledyne could be downgraded, which may increase borrowing costs.
The credit ratings of Teledyne’s debt could be subject to a downgrade below investment grade which could result in higher borrowing costs and more restrictive debt covenants in the future.
Higher tax rates may harm our results of operations and cash flow.
Increases in the United States on the taxation of foreign income and expense may harm our results of operations and cash flow. The relative amount of income we earn in jurisdictions outside the United States could reduce our net income and increase our cash payments. Additionally, beginning in 2023, the United States has adopted a 15% corporate alternative minimum tax for certain large corporations. Teledyne does not expect to be subject to this tax; however, Teledyne continues to monitor the potential impact of the U.S. corporate minimum tax. Many other jurisdictions have also enacted corporate global 15% minimum tax rules, which apply to Teledyne. Teledyne is monitoring the impact of these foreign minimum tax rules. Increased tax due to corporate minimum taxes in the United States or in other jurisdictions could reduce our net income and increase our cash payments.

Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On December 28, 2025, Teledyne’s goodwill was $8,687.6 million and net acquired intangible assets were $2,100.1 million. We are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing the value over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. As a result of these annual tests, we recorded $52.5 million of pretax, non-cash trademark impairments in 2024 in the Digital Imaging and Instrumentation segments, and no comparable amounts were recorded in 2025. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record a non-cash impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. Goodwill and acquired intangibles assets of recently acquired reporting units generally represent a higher inherent risk of impairment, which typically decreases as the businesses are integrated into the Company. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
For additional discussion of business acquisitions, goodwill and other long-lived assets, see the discussion under “Item 7. Management’s Discussion and Analysis of Operations and Financial Condition” and Notes 3 and 6.
Risks related to climate change
Climate change may disrupt or adversely impact our business.
Climate change may have an increasingly adverse impact on our business and those of our customers, partners and suppliers. As discussed under the risk factor below headed “Natural and man-made disasters could adversely affect our business, results of operations and financial condition,” some of our manufacturing facilities are located in regions that may be impacted by severe weather events, like hurricanes or ice storms, or in areas prone to wildfires, droughts and rising sea levels, the frequency and severity of which may increase as a result of climate change. These events could result in potential damage to our physical assets and may result in disruptions in manufacturing activities and impair the ability of our employees to work effectively. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them.
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
Investor focus and activism related to climate change and sustainability may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our sustainability practices. If we are unable to meet the sustainability standards set by these investors, or if we are unable to meet GHG reduction targets we communicate to the public, we may lose investors, our stock price may be negatively impacted, and our reputation may be negatively affected.

Risks related to Legal and Compliance Matters
Adverse findings in matters related to export control practices, including FLIR’s historical practices, could materially impact us.
Effective April 24, 2022, the United States Department of State’s Office of Defense Trade Controls Compliance (“DDTC”) closed the four-year Consent Agreement that had been entered into by FLIR Systems, Inc., to resolve various export allegations under the International Traffic in Arms Regulations (“ITAR”). Teledyne FLIR has enhanced its trade compliance program. Nonetheless, adverse disclosures and findings could cause additional expenses in connection with further remedial measures or potential penalties.
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
An unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to our financial position, results of operations or cash flows.
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
While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot ensure that, for 2026 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. We cannot assure that we will not have additional product liability claims or that we will not recall any products.
We have been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. In addition, because of the prominent “Teledyne” name, we may continue to be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off from Allegheny Teledyne Incorporated. To date, we have not incurred material liabilities in connection with these lawsuits. However, our historical insurance coverage, including that of our predecessors, may not fully cover such claims and the defense of such matters. Coverage typically depends on the year of purported exposure and other factors. Nonetheless, we intend to vigorously defend our position against these claims.
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
In the event of a major earthquake, tornado, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our production, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition and have a material adverse impact on us. Starting in December 2022, a series of direct-action protests by political extremists on several of our facilities in the UK have resulted in trespass and vandalism and in some cases caused damage to our facilities and interrupted some productions lines for a period of time. Teledyne FLIR’s components operation is a single source supplier of certain sensors used throughout the FLIR business, and a disruption in business due to a disaster could have a material adverse impact on the businesses of Teledyne FLIR. Teledyne’s facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the southeastern United States and Texas that have been threatened or struck by major hurricanes. Our businesses located in Houston, Texas and Daytona Beach, Florida have been impacted in the past by hurricanes. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. If any of our facilities were to experience a catastrophic earthquake, wildfire, hurricane, storm, tornado or other natural disaster, or if Teledyne’s major facilities experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, result in large expenses to repair or replace the facility or facilities and could have a material adverse effect on our business. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. Our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
Disasters also have an indirect adverse impact on our business. For example, in 2018, a fire at a Netherlands-based facility of a key supplier of printed circuit boards resulted in delivery disruptions to the electronics industry, including to businesses in our Digital Imaging segment.
Our business and operations could suffer in the event of cybersecurity breaches.
Attempts by malicious actors to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, crime, activism, or other motivations, include covertly introducing malware into our computers and computer networks, performing reconnaissance, impersonating authorized users, extortion, fraud, and stealing, corrupting or restricting our access to data, among other activities. We have in the past experienced cyber-attacks including some loss of confidentiality and some loss of availability and integrity, although these attacks have not had material impact on our business. Our customers and suppliers have also experienced successful cyber-attacks, which in some cases resulted in payments by or to us being unlawfully diverted. The theft, corruption, unauthorized use or publication of our intellectual property or confidential business information due to a cyber-attack could harm our competitive position, damage our reputation, reduce the value of our investment in R&D and other strategic initiatives or otherwise adversely affect our business. We are subject to U.S. Department of War, Department of Homeland Security, and Department of Energy regulations applicable to certain types of data residing on or transiting through our information systems, and these regulations have been and will continue to be incorporated into certain U.S. Government contracts that we hold. To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances. As a result, we expect to continue to devote resources to the security of our information technology systems, operating technology systems, products and services. More resources may be required in the defense arena to the extent the U.S. Government increases its cybersecurity mandates. Unauthorized access to or control of our products, data, devices or systems could impact the safety of our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including General Data Protection Regulation, Health Insurance Portability and Accountability Act, Payment Card Industry Data Security Standard, and California Consumer Privacy Act, or SEC regulations, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. The systemic cybersecurity risk environment is elevated, in part by geopolitical conflicts and tensions, including the war between Ukraine and Russia, and increased supply chain-related cyber-risks. New technologies, including generative AI, quantum computing, new uses of QR codes and other innovations in digital communications, introduce new attack vectors, and new potential compromise scenarios, which malicious adversaries can exploit. Defending against malicious use of these new disruptive technologies could result in significant expense.
Issues in the development and use of AI may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities could put us at a competitive disadvantage.
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
Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. The lack of human capital due to very competitive labor market conditions in certain regions could impact our ability to deliver products and services. A significant portion of our revenue depends on the availability of a highly skilled technical workforce, the market for which is competitive. It is critical that we retain and develop our workforce to protect future revenue and improve our competitive advantage.

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
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. Furthermore, sole source supply is more common among our businesses that are heavily involved in R&D because there can be few suppliers in the world capable of producing the products or providing the services with the right highly specialized technology. In the case of our Defense Electronics businesses, once a part has been designed in, our customers often require lengthy and expensive qualification testing, potentially at the system level before a new supplier can be used on production hardware. Additionally, overall volumes are often small when compared to commercial markets. Both factors limit the ability to rapidly address supply chain issues when they occur. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources or supplier-imposed rationing of scarce components could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources pose additional risks, some of which are similar to those described above regarding international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Some companies engage subcontractors to perform a portion of the services we provide to our customers. To provide these services, the subcontractor must be financially viable and compliant with applicable laws, regulations and contract terms. Non-performance by a subcontractor could result in misalignment between subcontractor performance and our contractual obligations to our customers.
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
Our Restated Certificate of Incorporation, our Fifth Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions, that could make the acquisition of control of Teledyne, in a transaction not approved by our Board, more difficult. We have also entered into Change in Control Severance Agreements with eight members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our Company.

Our Fifth Amended and Restated Bylaws (“Bylaws”) designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain lawsuits between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum that it finds favorable for such lawsuits and make it more costly for our stockholders to bring such lawsuits, which may have the effect of discouraging such lawsuits.
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
Stock markets in general, including the New York Stock Exchange on which our common stock is listed, have experienced a high degree of price and volume fluctuations that are not necessarily related to operating performance of the listed companies. In addition to general economic, political and market conditions, such volatility may be related to: (i) changes from analysts’ expectations in revenues, earnings and other financial results; (ii) strategic actions by other competitors; (iii) changes to budgets or policies of the United States and other governments; and (iv) other risks described in this report. We cannot provide assurances as to our common stock price, which during fiscal 2025 ranged from a low of $419.00 to a high of $595.99.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We face multiple cybersecurity threats, including ransomware, advanced persistent threats from state-affiliated groups, insider threats, business e-mail compromise fraud attempts including variants using other messaging systems, and partner compromises. We have experienced cyber-attacks in the past and may experience cybersecurity incidents going forward. Our customers, development partners and suppliers face similar cybersecurity threats. While prior incidents have not materially affected our business, results of operations or financial condition, there is no guarantee that a future cyber-incident would not affect our business strategy, results of operations or financial condition. See Item 1A. “Risk Factors” for more information on our cybersecurity risks.
Risk Management and Strategy
Our cybersecurity risk management strategy prioritizes risk identification, quantification, communication and mitigation, and this strategy is aligned with our overall Enterprise Risk Management strategy. Our strategy focuses on the deterrence, early detection, interception, and interruption of potential cyber-attacks early, before loss or damage occurs.
We strive to routinely monitor, evaluate, prioritize and mitigate vulnerabilities, in order to deter attacks. Our policies and processes are compliant with applicable control frameworks provided by the U.S. National Institute of Standards and Technology (“NIST”), the Cybersecurity Maturity Model Certification (“CMMC”) and other applicable standards. Where appropriate, we obtain certifications including ISO27001, and Cyber Essentials Plus.
Our employees are required to take cybersecurity-related training which promotes awareness of how to detect and respond to cybersecurity threats. Additional training may be provided following near-miss events or when otherwise indicated. In certain circumstances, we require certain development partners and suppliers to conduct similar training programs, to reduce the risk of partner compromise or third-party risk exposure arising. Teledyne subscribes to third-party cyber-risk reporting services for use in third-party cyber-risk management. Teledyne provides training for its procurement, contracts and staff on the use of these reports to help identify and manage cyber threat exposure associated with suppliers, contractors and other business partners. We utilize benchmarking against peers in the industry to validate our defense posture, and we conduct internal and external assessments to evaluate our controls around information technology, operating technology and product and service information security.
We work with government, customer, industry and/or supplier partners, such as the National Defense Cyber Alliance and the Canadian Center for Cybersecurity, to gather and develop best practices and share information to address cyber threats, and we contribute to overall cyber-safety of the defense industrial base through contributions of threat intelligence to law enforcement agencies.
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
We deploy layered defenses, and connect them, to allow automated responses to urgent threats. This connected defensive structure aims to provide continued protection for mobile computing systems when they are outside the Company perimeter. We conduct active threat hunting and vulnerability scanning to anticipate and pro-actively mitigate risks, prior to alarms. We utilize third-party risk scoring services to quantify cybersecurity risks associated with our supply chain, service providers and potential acquisition candidates. We also use cybersecurity vetting procedures to maintain lists of approved and disallowed applications and services. We endeavor to keep our systems secure and manage vulnerabilities, including those introduced by generative AI, to ensure that our attack surface is managed and kept within acceptable risk tolerances.
Governance
Pursuant to its charter, the Audit Committee of the Board is responsible for reviewing, discussing and making recommendations to the Board on cybersecurity matters. Our Vice President of Information Technology and Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO”) presents to the Audit Committee on cybersecurity status, outcomes and risks at each quarterly meeting. These presentations include assessments of cyber risks and threats landscape, updates on incidents, and our investments and plans in cybersecurity risk mitigation and governance.
At the management level, our Enterprise Risk Management Committee identifies and communicates company-wide risks, including those related to cybersecurity. The committee consists of our Vice President, Associate General Counsel and Assistant Secretary (“Chair”), Executive Vice President and Chief Financial Officer, Executive Vice President, General

Counsel, Chief Compliance Officer and Secretary, Associate General Counsel and Senior Vice President, Human Resources, Vice President and CIO, CISO, and individuals representing the business operations. The Chair of the Enterprise Risk Management Committee periodically reports to the Audit Committee and the Board on the progress and results of the actions taken by the committee.
Our management team, including our Enterprise Risk Management Committee, CIO and CISO, is responsible for assessing and managing our cybersecurity risks and threats. Our CISO, who has approximately 30 years in various information technology and security roles and reports to our CIO, is primarily responsible for our overall cybersecurity risk management program and supervises both internal and external resources to prevent, detect, mitigate and remediate cybersecurity risks, threats and incidents. As such, our CISO has substantial experience in developing, implementing and operating security policies and procedures covering our protective defenses of our network and critical data. We have established processes by which the CISO routinely informs the management team and the Board of cybersecurity risks, threats and incidents that have been identified or are reasonably likely of occurring and how such matters are managed.

Item 2.	Properties
At December 28, 2025, we had 81 principal operating facilities in 20 states and 11 foreign countries. Our executive offices are located in Thousand Oaks, California. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted. At December 28, 2025, our principal operating facilities by segment were located as follows (countries and states listed alphabetically):
•Digital Imaging - Belgium, Canada, Estonia, France, the Netherlands, Norway, Spain, Sweden, the UK and the United States
◦The United States includes principal operating facilities in California, Indiana, Maryland, Massachusetts, Montana, New Hampshire, New Jersey, Oklahoma, Oregon, Pennsylvania and Tennessee
•Instrumentation - Denmark, France, Iceland, UK and the United States
◦The United States includes principal operating facilities in California, Colorado, Florida, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Pennsylvania, Texas and Virginia
•Aerospace and Defense Electronics - the UK and the United States
◦The United States includes principal operating facilities in California, Illinois, Ohio and Texas
•Engineered Systems - the United States
◦ The United States includes principal operating facilities in Alabama, Maryland and Tennessee
Subsequent to the end of fiscal year 2025, we completed one acquisition that is part of the Instrumentation segment, with principal operating facilities in the UK. See Note 18 for additional information.

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
As of February 11, 2026, there were 1,898 holders of record of our common stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
Dividends
We intend to use future earnings to fund the development and growth of our businesses. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Share Repurchase Program
The following table sets forth the shares repurchased during each fiscal month during the fourth quarter of 2025:

Fiscal Month 2025	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
September 29 – November 2	70,618	$523.91	70,618	$1,963.0
November 3 – November 30	506,436	$505.47	506,436	$1,707.1
December 1 – December 28	211,050	$506.96	211,050	$1,600.0
Total	788,104	$507.52	788,104
(a) In July 2025, the Company’s Board approved a new stock repurchase program authorizing the Company to repurchase up to $2.0 billion of the Company’s common stock. The authorized stock repurchase program does not have a stated expiration date.
Securities Authorized for Issuance Under Existing Equity Compensation Plans
Additional information required by this item is set forth in the 2026 Proxy Statement under the caption and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Teledyne provides enabling technologies to sense, analyze and distribute information for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging, and pharmaceutical research. Our products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems and defense electronics, and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We believe our technological capabilities, innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
Information about results of operations and financial conditions for 2023 and 2024 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024.

Strategy
Our strategy continues to emphasize growth in our four business segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics, and Engineered Systems. The markets in which we sell our enabling technologies are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our business with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions, stock repurchases and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and evaluating cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and through targeted R&D, we seek to create new products to grow our company and expand our addressable markets. We continually evaluate our businesses and products to ensure that they are aligned with our strategy.
Trends and Other Matters Affecting Our Business
The global trade environment continues to be highly dynamic, including new potential tariffs and retaliatory tariffs, and a number of the tariffs remain in effect. There have been continuing significant tariffs and trade sanctions between the United States and China. China has also restricted the export of certain rare earth minerals that we use in our products, which could disrupt the supply chain for these minerals and components made from these materials. Tariffs, trade restrictions and retaliatory measures could result in revenue reductions, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows. Our manufacturing facilities span across many countries which helps us mitigate the impact of certain tariffs and trade restrictions. Also, consistent with our strategy, we continually optimize our operations and take measures to contain costs to reduce the impact from tariffs. We may also implement additional pricing actions to mitigate the impact of these tariffs. We have been working to minimize potential delivery delays and shortages of components and raw materials needed for certain products we manufacture. To date, we believe our strategies have helped minimize our exposure to these conditions. It is unclear how the recent U.S. Supreme Court ruling invalidating certain tariffs will impact our exposure to tariffs or our strategy with respect to tariffs going forward.
U.S. Government shutdowns could negatively impact our businesses. Previous U.S. Government shutdowns have resulted in delays in anticipated contract awards, issuances of export licenses, shipments and payments of invoices for several of our businesses.
Sales recorded and costs incurred recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. We try to reduce this potential volatility in reported earnings primarily through derivative instruments and hedging activities. See Note 14 for additional discussion around our derivative instruments and hedging activities used to mitigate these impacts.
During 2026, we plan to invest approximately $150 million in capital expenditures, principally to upgrade facilities and manufacturing equipment as well as to support internal growth initiatives. As part of a continuing effort to reduce costs and improve operating performance, we continue to take actions to consolidate and relocate certain facilities, rationalize products and reduce headcount across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses.
Recent Acquisitions
Consistent with our strategy, we completed four acquisitions in 2025 and two acquisitions in 2024. The financial results of these acquisitions have been included since the respective date of each acquisition. Our 2025 and 2024 acquisitions were within the Digital Imaging, Instrumentation and Aerospace and Defense Electronics segments. See Note 3 for additional information about our 2025 and 2024 business acquisitions. Subsequent to the end of the year, we have completed one acquisition which will be included within the Instrumentation segment. See Note 18 for additional information.

Selected Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2025 and 2024 each contained 52 weeks.

(dollars in millions)	2025	2024	$ Change	% Change
Net sales	$6,115.4	$5,670.0	$445.4	7.9%
Costs and expenses
Cost of sales	3,500.6	3,235.2	265.4	8.2%
Selling, general and administrative	931.1	902.6	28.5	3.2%
Research and development	317.3	292.6	24.7	8.4%
Acquired intangible asset amortization	216.6	198.0	18.6	9.4%
Impairment of acquired intangible assets	—	52.5	(52.5)	(100.0)%
Total costs and expenses	4,965.6	4,680.9	284.7	6.1%

Operating income (loss)	1,149.8	989.1	160.7	16.2%

Net income (loss) attributable to Teledyne	$894.8	$819.2	$75.6	9.2%

Diluted earnings per common share	$18.88	$17.21	$1.67	9.7%

Consolidated Results of Operations
Our businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics, and Engineered Systems. Additional financial information about our business segments can be found in Note 4.
2025 compared with 2024

Net sales (dollars in millions)	2025	2024	$ Change	% Change
Digital Imaging	$3,163.9	$3,070.8	$93.1	3.0%
Instrumentation	1,457.1	1,382.6	74.5	5.4%
Aerospace and Defense Electronics	1,058.7	776.8	281.9	36.3%
Engineered Systems	435.7	439.8	(4.1)	(0.9)%
Total net sales	$6,115.4	$5,670.0	$445.4	7.9%

Results of operations (dollars in millions)	2025	2024	$ Change	% Change
Operating income (loss):
Digital Imaging	$528.2	$442.0	$86.2	19.5%
Instrumentation	400.4	370.3	30.1	8.1%
Aerospace and Defense Electronics	262.1	221.7	40.4	18.2%
Engineered Systems	46.6	32.9	13.7	41.6%
Corporate expense	(87.5)	(77.8)	(9.7)	12.5%
Total operating income (loss)	1,149.8	989.1	160.7	16.2%
Interest and debt expense, net	(59.6)	(57.9)	(1.7)	2.9%
Non-service retirement benefit income	10.9	10.8	0.1	0.9%
Gain (loss) on debt extinguishment	15.0	—	15.0	*
Other income (expense), net	(21.6)	(4.1)	(17.5)	426.8%
Income (loss) before income taxes	1,094.5	937.9	156.6	16.7%
Provision (benefit) for income taxes	198.8	117.2	81.6	69.6%
Net income (loss) including noncontrolling interest	895.7	820.7	75.0	9.1%
Less: Net income (loss) attributable to noncontrolling interest	0.9	1.5	(0.6)	(40.0)%
Net income (loss) attributable to Teledyne	$894.8	$819.2	$75.6	9.2%
* Not meaningful
Net Sales
Net sales increased across three of our four business segments. Total year 2025 net sales included $270.1 million in incremental net sales from current and prior year acquisitions. Refer to “Business Segment Operating Results” later in this section for additional discussion of changes in net sales. In both 2025 and 2024, sales to international customers represented approximately 48% of total net sales. Approximately 25% and 24% of our total net sales in 2025 and 2024, respectively, were derived from contracts with agencies of, or prime contractors to, the U.S. Government.
Cost of Sales
Cost of sales increased in 2025, primarily driven by the impact of higher net sales. Cost of sales as a percentage of net sales for 2025 was 57.2%, compared with 57.1% for 2024. Refer to “Business Segment Operating Results” later in this section for additional discussion of changes in cost of sales.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense increased in 2025, primarily driven by higher sales across most segments. SG&A expense as a percentage of net sales was 15.2% for 2025, compared with 15.9% for 2024. Corporate expense in 2025 was $87.5 million, compared with $77.8 million in 2024, with the increase primarily related to higher compensation expense, including higher stock-based compensation as well as higher consulting and legal costs.
Research and Development Expense
R&D expense increased in 2025, primarily driven by increases within our Digital Imaging, Aerospace and Defense Electronics, and Instrumentation segments.

Acquired Intangible Asset Amortization
Acquired intangible asset amortization for 2025 was $216.6 million, compared with $198.0 million for 2024, with the increase primarily related to current and prior year acquisitions.
Impairment of Acquired Intangible Assets
We recorded $52.5 million of pretax, non-cash trademark impairments in 2024 in the Digital Imaging and Instrumentation segments. No comparative amounts were recorded in 2025.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. In 2025 and 2024, pension service expense was $5.9 million and $6.2 million, respectively.
Operating Income
Operating income increased in 2025, primarily driven by higher operating income in each segment, including incremental operating income related to current and prior year acquisitions as well as $52.5 million of pretax, non-cash trademark impairments recorded in 2024. No trademark impairments were recorded in 2025.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $59.6 million in 2025, compared with $57.9 million in 2024. Non-service retirement benefit income was $10.9 million in 2025 and $10.8 million in 2024. Other income and expense, net was expense of $21.6 million in 2025 compared with expense of $4.1 million in 2024 and primarily related to foreign exchange losses in both periods. In 2025, we repurchased and retired $177.0 million of our fixed rate senior notes, recording a $15.0 million non-cash gain on the extinguishment of this debt, with no comparable amount recorded in 2024.
Income Taxes
The income tax provision considers income, permanent items, tax credits and various statutory tax rates. The effective tax rate increased in 2025 compared with 2024, primarily due to lower reversals of unrecognized tax benefits in 2025. See Note 9 for further information regarding our income taxes.

(dollars in millions)	2025	2024
Provision (benefit) for income taxes	$198.8	$117.2
Income (loss) before income taxes	$1,094.5	$937.9
Effective tax rate	18.2%	12.5%
In July 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law, including provisions to accelerate tax deductions for qualified property and research expense. The Company has estimated the 2025 impact in current results which includes a cash tax reduction of approximately $30.0 million. The Company will continue to evaluate elective decisions impacting cash taxes before the 2025 tax return is filed in 2026. The 2026 impact is estimated to include a cash tax reduction of between $60.0 million and $70.0 million.

Business Segment Operating Results
The following discussion of our four segments should be read in conjunction with Note 4.
Digital Imaging

(dollars in millions)	2025	2024	$ Change	% Change
Net sales	$3,163.9	$3,070.8	$93.1	3.0%
Cost of sales	$1,771.4	$1,708.0	$63.4	3.7%
Selling, general and administrative expense	$491.5	$510.7	$(19.2)	(3.8)%
Research and development expense	$187.5	$177.3	$10.2	5.8%
Acquired intangible asset amortization	$185.3	$183.3	$2.0	1.1%
Impairment of acquired intangible assets	$—	$49.5	$(49.5)	(100.0)%
Operating income	$528.2	$442.0	$86.2	19.5%
Cost of sales % of net sales	56.0%	55.6%		0.4%
Selling, general and administrative expense % of net sales	15.5%	16.6%		(1.1)%
Research and development expense % of net sales	5.9%	5.8%		0.1%
Acquired intangible asset amortization % of net sales	5.9%	6.0%		(0.1)%
Impairment of acquired intangible assets % of net sales	—%	1.6%		(1.6)%
Operating income % of net sales	16.7%	14.4%		2.3%
International sales % of net sales	53.8%	55.5%		(1.7)%
U.S. Government sales % of net sales	20.4%	18.1%		2.3%
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters.
2025 compared with 2024
Our Digital Imaging segment net sales for 2025 increased 3.0%. Operating income for 2025 increased 19.5%.
Total year 2025 net sales included $21.2 million in incremental net sales from current and prior year acquisitions. Net sales increased primarily due to higher sales of commercial infrared imaging components and subsystems, unmanned air systems and surveillance systems, partially offset by lower sales of commercial infrared imaging systems, X-ray products, geospatial products and industrial automation imaging systems. Sales of commercial infrared imaging components and subsystems increased by $55.9 million, sales of unmanned air systems increased by $35.1 million, sales of surveillance systems increased by $28.7 million, sales of commercial infrared imaging systems decreased by $25.2 million, sales of X-ray products decreased by $14.2 million, sales of geospatial products decreased by $7.4 million, and sales of industrial automation imaging systems decreased by $5.6 million.
Cost of sales and the cost of sales percentage increased, primarily due to unfavorable product mix. The SG&A expense decrease included the reduction of a contingent liability resulting from a change in estimate, partially offset by higher severance and facility consolidation costs. As a result, SG&A expense as a percentage of net sales decreased in 2025. R&D expense and R&D expense as a percentage of net sales increased, primarily due to the timing of FLIR unmanned systems product development activities. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales increased slightly.
Operating income increased, primarily due to higher net sales and lower SG&A as well as an impairment of intangible assets of $49.5 million in 2024 with no comparable amount in 2025, partially offset by unfavorable product mix during the period. As a result, operating income as a percentage of net sales increased during the period.

Instrumentation

(dollars in millions)	2025	2024	$ Change	% Change
Net sales	$1,457.1	$1,382.6	$74.5	5.4%
Cost of sales	$742.5	$706.4	$36.1	5.1%
Selling, general and administrative expense	$201.9	$196.4	$5.5	2.8%
Research and development expense	$99.4	$92.6	$6.8	7.3%
Acquired intangible asset amortization expense	$12.9	$13.9	$(1.0)	(7.2)%
Impairment of acquired intangible assets	$—	$3.0	$(3.0)	(100.0)%
Operating income	$400.4	$370.3	$30.1	8.1%
Cost of sales % of net sales	50.9%	51.1%		(0.2)%
Selling, general and administrative expense % of net sales	13.9%	14.2%		(0.3)%
Research and development expense % of net sales	6.8%	6.7%		0.1%
Acquired intangible asset amortization % of net sales	0.9%	1.0%		(0.1)%
Impairment of acquired intangible assets % of net sales	—%	0.2%		(0.2)%
Operating income % of net sales	27.5%	26.8%		0.7%
International sales % of net sales	57.5%	55.8%		1.7%
U.S. Government sales % of net sales	8.6%	8.9%		(0.3)%
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement applications. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2025 compared with 2024
Our Instrumentation segment net sales for 2025 increased 5.4%. Operating income for 2025 increased 8.1%.
Total year 2025 net sales included $4.7 million in incremental net sales from current and prior year acquisitions which were all included within the Marine Instrumentation product line. Net sales increased due to higher sales in each product line. Sales of Marine Instrumentation increased $48.6 million due to stronger offshore energy and defense markets. Sales of Environmental Instrumentation increased $19.2 million primarily due to stronger sales of gas detection products and sales of Test and Measurement Instrumentation increased $6.7 million.
Cost of sales increased primarily due to higher net sales. The cost of sales percentage decreased slightly, and SG&A expense as a percentage of net sales decreased primarily due to maintaining cost levels year-over-year. R&D expense increased due to higher Marine Instrumentation product development, and R&D expense as a percentage of net sales increased slightly. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales decreased slightly.
Operating income increased primarily due to higher net sales and an impairment of intangible assets of $3.0 million in 2024 with no comparable amount in 2025. Operating income as a percentage of net sales increased primarily due slower SG&A growth as compared with stronger net sales growth as well as an impairment of intangible assets in 2024 with no comparable amount recorded in 2025.

Aerospace and Defense Electronics

(dollars in millions)	2025	2024	$ Change	% Change
Net sales	$1,058.7	$776.8	$281.9	36.3%
Cost of sales	$624.6	$441.3	$183.3	41.5%
Selling, general and administrative expense	$123.8	$91.2	$32.6	35.7%
Research and development expense	$29.8	$21.8	$8.0	36.7%
Acquired intangible asset amortization	$18.4	$0.8	$17.6	*
Operating income	$262.1	$221.7	$40.4	18.2%
Cost of sales % of net sales	59.0%	56.8%		2.2%
Selling, general and administrative expenses % of net sales	11.7%	11.8%		(0.1)%
Research and development expense % of net sales	2.8%	2.8%		—%
Acquired intangible asset amortization % of net sales	1.7%	0.1%		1.6%
Operating income % of net sales	24.8%	28.5%		(3.7)%
International sales % of net sales	36.6%	32.3%		4.3%
U.S. Government sales % of net sales	39.7%	39.6%		0.1%
* Not meaningful
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, components and subsystems for wireless and satellite communications, and general aviation batteries.
2025 compared with 2024
Our Aerospace and Defense Electronics segment net sales for 2025 increased 36.3%. Operating income for 2025 increased 18.2%.
Total year 2025 net sales included $244.2 million in incremental net sales from current year acquisitions. Net sales increased due to a $277.6 million increase for defense electronics and a $4.3 million increase for aerospace electronics.
Cost of sales increased due to higher net sales, inventory step-up expense related to the 2025 acquisitions and unfavorable product mix, including recent acquisitions, which carry a higher cost of sales percentage, and as a result, the cost of sales percentage increased. SG&A expense increased primarily due to incremental SG&A from current year acquisitions, including higher transaction and integration costs related to these acquisitions. R&D expense increased primarily due to the current year acquisitions, and the R&D expense as a percentage of net sales was similar in both periods. Acquired intangible asset amortization increased primarily due to the 2025 acquisitions.
Operating income increased primarily due to increased net sales, and operating income as a percentage of net sales decreased primarily due to higher transaction and integration costs, higher acquired intangible asset amortization and unfavorable product mix including lower gross margins on sales from 2025 acquisitions.

Engineered Systems

(dollars in millions)	2025	2024	$ Change	% Change
Net sales	$435.7	$439.8	$(4.1)	(0.9)%
Cost of sales	$362.1	$379.5	$(17.4)	(4.6)%
Selling, general and administrative expense	$26.4	$26.5	$(0.1)	(0.4)%
Research and development expense	$0.6	$0.9	$(0.3)	(33.3)%
Operating income	$46.6	$32.9	$13.7	41.6%
Cost of sales % of net sales	83.1%	86.3%		(3.2)%
Selling, general and administrative expense % of net sales	6.1%	6.0%		0.1%
Research and development expense % of net sales	0.1%	0.2%		(0.1)%
Operating income % of net sales	10.7%	7.5%		3.2%
International sales % of net sales	1.3%	1.0%		0.3%
U.S. Government sales % of net sales	84.5%	88.4%		(3.9)%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications, including the design and manufacture of electrochemical energy systems.
2025 compared with 2024
Our Engineered Systems segment net sales for 2025 decreased 0.9%. Operating income for 2025 increased 41.6%.
Net sales decreased due to a decrease of $4.9 million for engineered systems, partially offset by a $0.8 million increase in energy products.
Cost of sales and cost of sales as a percentage of net sales decreased primarily due to favorable program mix. SG&A expense decreased slightly primarily due to lower bid and proposal expense, and SG&A expense as a percentage of net sales increased slightly primarily due to lower net sales.
Operating income and operating income as a percentage of net sales increased primarily due to favorable program mix.
Financial Condition, Liquidity and Capital Resources
Principal Cash and Capital Requirements
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments and debt service requirements as well as acquisitions. We may deploy cash for the stock repurchase program. It is anticipated that cash on hand, operating cash flow, together with available borrowings under our $1.2 billion credit facility, will be sufficient to meet these requirements during the next 12 months and during the period thereafter covered by our current longer-term business plan. To support acquisitions, we may need to raise additional capital. No cash pension contributions have been made since 2013 or are planned for 2026 for the domestic qualified pension plans.
During the second quarter of 2025, we entered into a multi-currency notional cash pooling agreement with a financial institution to manage cash flow more efficiently and optimize liquidity. Under the terms of this arrangement, certain participating foreign subsidiaries combine their cash balances in pooling accounts at the same financial institution, with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. The pool runs daily on a net positive cash basis and is not intended to be used as a source of funding. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. The net positive cash balance related to this pooling arrangement is included in cash and cash equivalents on the consolidated balance sheets.
Cash and Cash Equivalents
Cash and cash equivalents totaled $352.4 million at December 28, 2025, compared with $649.8 million at December 29, 2024. In 2025, we generated $1,191.3 million of cash flow from operating activities, and we used our cash flow in 2025 to fund acquisitions, make stock repurchases as well as repurchase portions of our fixed rate senior notes. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.

Long-term Debt
Long-term debt, including unamortized debt issuance costs, was $2,475.4 million at December 28, 2025, compared with $2,649.0 million at December 29, 2024. During 2025, the Company repurchased and retired $177.0 million of principal of its fixed rate senior notes for $162.0 million in cash.
At December 28, 2025, we had $53.4 million in outstanding letters of credit, including $29.0 million against our credit facility.
Our credit facility requires us to comply with various financial and operating covenants and at December 28, 2025, we were in compliance with these covenants and had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements. Available borrowing capacity under the $1.20 billion credit facility, which is reduced by borrowings and $29.0 million in outstanding letters of credit, was $1,171.0 million at December 28, 2025.
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
Stock Repurchases
In July 2025, our Board approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of our common stock. This authorization superseded the remaining prior open stock repurchase programs authorized by the Board. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. We currently intend to fund future share repurchases, if any, with cash on hand and available borrowings under our credit facility.
During 2025, we repurchased approximately 0.8 million shares for $400.0 million with a weighted average price of $507.52 per share.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 28, 2025:

Contractual obligations (in millions):	2026	2027	2028	2029	2030	After 2031	Total
Debt obligations	$450.1	$0.1	$700.1	$0.1	$427.4	$911.2	$2,489.0
Interest expense (a)	54.8	53.0	41.2	36.5	32.2	6.3	224.0
Operating lease obligations (b)	40.9	37.2	29.1	22.1	18.7	51.7	199.7
Purchase obligations (c)	363.3	21.4	3.4	0.6	1.5	0.8	391.0
Total	$909.1	$111.7	$773.8	$59.3	$479.8	$970.0	$3,303.7
(a) Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year end 2025 and is assumed to be paid at the end of each quarter with the final payment in June 2029 when the credit facility expires.
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
Unrecognized tax benefits of $79.6 million and accrued interest and penalties on these tax matters of $11.4 million are not included in the table above. These unrecognized tax benefits, accrued interest and penalties are not included in the table above because $10.9 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At December 28, 2025, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plans for 2026. Our minimum funding requirements after 2025 as set forth by the Employee Retirement

Income Security Act, are dependent on several factors. Estimates beyond 2026 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. Government under certain government contracts, therefore, future cash contributions are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance but are pay as you go. See further discussion in Note 10. We monitor and manage our defined benefit pension plans obligation and may take additional actions to manage risk in the future.
Operating Activities
Net cash provided by operating activities was $1,191.3 million and $1,191.9 million in 2025 and 2024, respectively.
Free cash flow (cash provided by operating activities less capital expenditures) was as follows (in millions):

	2025	2024
Cash provided by (used in) operating activities	$1,191.3	$1,191.9
Less: Capital expenditures for property, plant and equipment	(117.3)	(83.7)
Free cash flow (a)	$1,074.0	$1,108.2
(a) We define free cash flow as cash provided by operating activities (a measure prescribed by U.S. generally accepted accounting principles “GAAP”) less capital expenditures for property, plant and equipment. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the Company’s ability to generate cash flow.
Investing Activities
Net cash used in investing activities was $937.9 million and $207.2 million in 2025 and 2024, respectively. Investing activities used cash for business acquisitions of $821.4 million and $123.7 million in 2025 and 2024, respectively (see “Recent Developments”). We funded the acquisitions from cash on hand.
Cash flows relating to investing activities for capital expenditures was as follows (dollars in millions):

	2025	2024	$ Change	% Change
Digital Imaging	$67.7	$54.7	$13.0	23.8%
Instrumentation	15.1	15.0	0.1	0.7%
Aerospace and Defense Electronics	19.4	7.2	12.2	169.4%
Engineered Systems	4.7	2.4	2.3	95.8%
Total segment capital expenditures	106.9	79.3	27.6	34.8%
Corporate	10.4	4.4	6.0	136.4%
Total Teledyne capital expenditures	$117.3	$83.7	$33.6	40.1%
During 2026, we plan to invest approximately $150 million in capital expenditures, principally to upgrade facilities and manufacturing equipment as well as to support internal growth initiatives.
Financing Activities
Net cash used in financing activities reflected net repayment of debt of $163.8 million, share repurchases of $402.9 million, net proceeds from the exercise of stock options of $48.8 million and acquired redeemable noncontrolling interest of NL Acoustics for $27.2 million in 2025. Net cash used in financing activities reflected net payments from debt of $600.6 million, share repurchases of $354.0 million and net proceeds from the exercise of stock options of $37.9 million in 2024.
During 2025, we repurchased and retired $177.0 million in principal of our fixed rate senior notes for $162.0 million in cash.
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
There is no deferred tax liability recognized for unrepatriated prior year earnings of the Company’s material subsidiaries in Canada, which would become taxable if distributed to the United States. The unrecognized deferred tax liability for this is estimated between $23 million to $26 million of potential tax.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, management believes that it is possible that some portion of deferred taxes will not be realized as a future tax benefit and therefore has recorded a valuation allowance.
We file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. We have substantially concluded income tax matters in the United States through 2016, in Canada through 2012, in the UK through 2022, and in France through 2020.
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
Interest Rate Risk
We are exposed to market risk through the interest rate on our borrowings under our $1.20 billion credit facility. As of December 28, 2025, no borrowings are outstanding under our credit facility. Future indebtedness incurred under our credit facility will expose us to interest rate risk.
Foreign Currency Exchange Rate Risk
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. Our primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and reduce the volatility of reported earnings, primarily achieved through the following:
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
•The Company utilizes cross-currency swaps to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar.

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
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10% price change of the U.S. dollar from its value on December 28, 2025, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and sell U.S. dollars by approximately $3.2 million. A hypothetical 10% price change of the U.S. dollar from its value on December 28, 2025, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and sell U.S. dollars by approximately $1.9 million. A hypothetical 10% price change of the euro from its value on December 28, 2025, would result in a decrease or increase in the fair value of our cross-currency swaps designated as net investment hedges to buy U.S. dollars and sell euros by approximately $53.5 million.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $6.0 million and $6.5 million as of December 28, 2025, and December 29, 2024, respectively. As investigation and remediation of these sites proceed and new information is received, we will adjust reserves to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure in Item 1A. “Risk Factors” as well as additional discussion in Notes 2 and 17.
U. S. Government Contracts
We perform work on a number of contracts with the U.S. Department of War and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of War, were 25% and 24% of our total net sales in 2025 and 2024, respectively. For a summary of sales to the U.S. Government by segment, see Note 5. Sales to the U.S. Department of War represented approximately 20% of total net sales for both 2025 and 2024.
Performance under government contracts has certain inherent risks that could have a material adverse effect on our business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually are made available on a fiscal year basis even though contract performance may take more than one year. See also our government contracts risks factor disclosure in Item 1A. “Risk Factors”.
For information on accounts receivable from the U.S. Government, see Note 7.
Estimates and Reserves
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventory, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. See “Critical Accounting Policies and Estimates” for further information on key estimates.
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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Our critical accounting policies are those that are reflective of significant judgment, complexity and uncertainty, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition; accounting for business combinations, goodwill and acquired intangible assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Note 2.
Revenue Recognition
Approximately 60% of our revenue is recognized at a point in time, with the remaining 40% recognized over time.
Revenue recognized over time primarily relates to contracts to design, develop and/or manufacture highly engineered products used in both defense and commercial applications. The transaction price in these arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, contract amounts not yet funded, or other provisions that can either increase or decrease the transaction price. We estimate variable consideration at the amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed at least quarterly. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates in 2025 and 2024 was material to the consolidated statement of income (loss) for such annual periods.
Revenue recognized at a point in time primarily relates to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. See Note 5 for additional revenue recognition disclosures.
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
As of December 28, 2025, we had eleven reporting units for goodwill impairment testing. In the fourth quarter of 2025, a qualitative test was performed for ten of the eleven reporting units, and the carrying value of goodwill included in these reporting units ranged from $20.4 million to $979.1 million. The results of our qualitative assessments indicated that no impairment existed in 2025. We bypassed the qualitative test for the FLIR reporting unit and performed a quantitative impairment test. At the assessment date, the FLIR reporting unit had $5,193.4 million of goodwill, and the estimated fair value of the FLIR reporting unit exceeded its carrying value by approximately $619.2 million or 8%. Although the forecasts used in our discounted cash flow model and market approach are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR reporting unit. Changes in forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. Although no impairment exists for the FLIR reporting unit, a non-cash impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting unit, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
As of December 28, 2025, we had $793.4 million of indefinite-lived trademark intangibles which were subject to an annual impairment test in the fourth quarter of 2025. With the exception of the FLIR indefinite-lived trademark, the estimated fair value of all material indefinite-lived trademarks significantly exceeded their respective carrying value. At the annual assessment date, the FLIR indefinite-lived trademark had a carrying value of $635.8 million and a fair value of $657.4 million, or approximately 3% above its carrying value. In fiscal year 2024, we recorded a $49.5 million non-cash impairment charge, which is included within impairment of acquired intangible assets on the consolidated statement of income (loss). No comparable charges were recorded in 2025.
The most significant assumptions utilized in the determination of the fair value of the FLIR indefinite-lived trademark are the net sales growth rates (including residual growth rates), discount rate and royalty rate. Although the FLIR sales forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management uses to operate the underlying businesses, there is significant judgment in determining the expected results of the FLIR business. Changes in sales forecast estimates or the application of alternative assumptions could produce significantly different results. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. During its fourth quarter annual assessment and as part of finalizing its strategic plan in December 2025, the Company also included an additional 50 basis points of risk premium in the discount rate when considering FLIR’s historical and expected future performance of achieving sales forecast projections. The royalty rate was driven by historical and estimated future profitability of the underlying FLIR business. The royalty rate may be impacted by significant adverse changes in long-term operating margins. Additional future non-cash impairment charges on the FLIR trademark could result from a number of circumstances, including different assumptions used in determining the fair value of the trademark, changes to customer spending priorities, or a sharp increase in interest rates without a corresponding increase in future net sales.
Income Taxes
For a description of the Company’s tax accounting policies, refer to Note 2 and Note 9. We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions, and in the calculation of certain tax assets and liabilities which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. In addition, uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in the current year and future returns which may impact income tax expense. On a quarterly basis, we provide for income taxes based upon an estimated annual effective tax rate which is dependent on the geographic composition of worldwide earnings, tax regulations governing each region, availability of tax credits, and the effectiveness of our tax planning strategies. Although we believe our income tax expense is reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. An increase of 100 basis points in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended December 28, 2025, of $10.9 million.
Deferred tax assets and liabilities arise due to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforwards. Significant management judgment is required in determining whether deferred tax assets will be realized in full or in part. When it is more-likely-than-not that all or some portion of deferred tax assets may not be realized, a valuation allowance must be established against the deferred tax assets. In assessing the need for a valuation allowance, we consider all available positive and negative evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
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
Many factors could change anticipated results, including: the impact of policies of the U.S. Presidential Administration, especially with respect to new and higher tariffs, cutbacks in the funding of government agencies and programs, and the scaling back of environmental and green energy policies; escalating economic and diplomatic tension between China and the United States, including a “trade war” resulting in higher tariffs and restrictions on sales of goods and services; reciprocal tariffs from other countries, especially from members of the EU; existing and new restrictions on the supply of rare earth minerals and permanent magnets from China; U.S. Government shutdowns, which in the past have resulted in delays in anticipated contract awards, delayed payments of invoices and delays in the issuance of export and other licenses; the inability to develop and market new competitive products; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; global conflicts including the ongoing conflict between Russia and Ukraine; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor, and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, and economic conditions; the continuing review and resolution of FLIR’s trade compliance and tax matters; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to AI; natural and man-made disasters; and our ability to achieve emission reduction targets and decrease our carbon footprint. Lower oil and natural gas prices, as well as instability in the Middle East, Latin America or other oil producing regions, and new regulations or restrictions relating to energy production could further negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company’s pension assets. Changes in the policies of the United States and foreign governments, including economic sanctions or in regard to support for Ukraine, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 7 of this Form 10-K under the caption “Risk Factors” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report under the caption “Other Matters - Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report on pages 42 through 87. See the “Index to Financial Statements and Related Information” on page 42.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Exchange Act, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 28, 2025, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 28, 2025, are effective.
Internal Controls
See “Management Statement” on page 43 for management’s annual report on internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 44 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.
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
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 28, 2025.
Change in Control Severance Agreement
On February 17, 2026, Teledyne’s Personnel and Compensation Committee approved an amendment to the Change in Control Severance Agreement with George C. Bobb III, effective as of February 17, 2026, increasing the cash payment in the event of a change in control from two times to three times the sum of Mr. Bobb’s (i) highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan bonus target for the year in which the change in control occurs or the average actual bonus payout for the three years immediately preceding the change in control, whichever is higher. A copy of the amendment is attached to this report as exhibit 10.18. As of February 17, 2026 there are eight executives with Change in Control Severance Agreements.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item is set forth in the 2026 Proxy Statement under the captions “Executive Management”, “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and is incorporated herein by reference.
We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 28, 2025. In addition, with regard to the trading by the Company in its own securities, it is our policy to comply with the federal securities laws and applicable exchange listing requirements.
Item 11.     Executive Compensation
The information required by this item is set forth in the 2026 Proxy Statement under the captions “Executive and Director Compensation” and “Personnel and Compensation Committee Report” incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth in the 2026 Proxy Statement under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the 2026 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
The information required by this item is set forth in the 2026 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 42 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 87 of this Report, which is incorporated herein by reference.
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
(c)  Financial Schedules:
See Item 15(a)(2) above.

MANAGEMENT STATEMENT
RESPONSIBILITY FOR PREPARATION OF THE FINANCIAL STATEMENTS AND ESTABLISHING AND MAINTAINING ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING
We are responsible for the preparation of the financial statements included in this Annual Report on Form 10-K. The financial statements were prepared in accordance with U.S. GAAP and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this Annual Report on Form 10-K is consistent with the financial statements.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2025. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation of internal control over financial reporting excluded the internal control activities of the Optical Systems (“OS”) business and Advanced Electronics Systems (“AES”) business (collectively, “OS and AES businesses”, or “Qioptiq”) which we acquired in February 2025. We have included the financial results of this acquisition in our consolidated financial statements from the date of acquisition. Total assets (excluding goodwill and intangible assets) and total net sales subject to Qioptiq’s internal control over financial reporting represented approximately 1% and 3% of our consolidated total assets and total net sales as of and for the fiscal year ended December 28, 2025, respectively. We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 28, 2025, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 44 of this Annual Report.

Date: February 20, 2026

/s/ GEORGE C. BOBB III
George C. Bobb III
President and Chief Executive Officer

Date: February 20, 2026

/s/ STEPHEN F. BLACKWOOD
Stephen F. Blackwood
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.
As described in the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Optical Systems and Advanced Electronics Systems (“Qioptiq”) businesses, which were acquired on February 3, 2025, and whose financial statements (excluding goodwill and intangible assets) constitute approximately 1% of total assets and 3% of net sales of the consolidated financial statement amounts as of and for the year ended December 28, 2025. Accordingly, our audit did not include the internal control over financial reporting at Qioptiq.
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
February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

Indefinite-Lived Trademarks - Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of indefinite-lived trademarks for impairment involves the comparison of the fair value of indefinite-lived trademark to the respective carrying value. For indefinite-lived trademark impairment testing using the quantitative approach, the Company estimated the fair value of its trademarks primarily through the use of a relief from royalty approach based on its best estimate of amounts and timing of projected revenues and compared the estimated fair value to the carrying value of the corresponding trademark. The FLIR indefinite-lived trademark balance was $635.8 million as of December 28, 2025, which is a component of the Company’s acquired intangible assets, net, balance of $2,100.1 million as of December 28, 2025. The application of the relief from royalty method requires management to make significant estimates and assumptions related to projected revenues and the selected discount rate.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) revenue projections and (2) the selection of the discount rate used to estimate the fair value of the FLIR indefinite-lived trademarks included the following, among others:
•We tested the effectiveness of management’s controls over FLIR indefinite-lived intangible assets, including those over the revenue projections and discount rate used to estimate the fair value of the FLIR indefinite-lived trademark.
•We evaluated the reasonableness of the revenue projections by comparing them to (1) FLIR historical financial data, (2) current economic factors and analyst reports of the Company and companies in its peer group, (3) industry reports, (4) assumptions used by the Company in its budgeting process, (5) newly executed contracts and (6) order backlog.
•We evaluated management’s ability to accurately forecast future revenue by comparing actual results to prior year forecasts in the respective years.
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
February 20, 2026

We have served as the Company’s auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in millions, except per-share amounts)

	For the Fiscal Year
	2025	2024	2023
Net sales	$6,115.4	$5,670.0	$5,635.5
Costs and expenses
Cost of sales	3,500.6	3,235.2	3,196.1
Selling, general and administrative	931.1	902.6	852.0
Research and development	317.3	292.6	356.3
Acquired intangible asset amortization	216.6	198.0	196.7
Impairment of acquired intangible assets	—	52.5	—
Total costs and expenses	4,965.6	4,680.9	4,601.1
Operating income (loss)	1,149.8	989.1	1,034.4
Interest and debt expense, net	(59.6)	(57.9)	(77.3)
Non-service retirement benefit income	10.9	10.8	12.4
Gain (loss) on debt extinguishment	15.0	—	1.6
Other income (expense), net	(21.6)	(4.1)	(12.2)
Income (loss) before income taxes	1,094.5	937.9	958.9
Provision (benefit) for income taxes	198.8	117.2	72.3
Net income (loss) including noncontrolling interest	895.7	820.7	886.6
Less: Net income (loss) attributable to noncontrolling interest	0.9	1.5	0.9
Net income (loss) attributable to Teledyne	$894.8	$819.2	$885.7

Basic earnings per common share	$19.12	$17.43	$18.80
Weighted average common shares outstanding	46.8	47.0	47.1

Diluted earnings per common share	$18.88	$17.21	$18.49
Weighted average diluted common shares outstanding	47.4	47.6	47.9
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in millions)

	For the Fiscal Year
	2025	2024	2023
Net income (loss) including noncontrolling interest	$895.7	$820.7	$886.6
Other comprehensive income (loss):
Foreign exchange translation adjustment	376.8	(209.6)	79.6
Hedge activity, net of tax	2.7	(10.4)	6.9
Pension and postretirement benefit adjustments, net of tax	35.0	14.2	5.9
Other comprehensive income (loss) (a)	414.5	(205.8)	92.4
Comprehensive income (loss) including noncontrolling interest	1,310.2	614.9	979.0
Less: Comprehensive income (loss) attributable to noncontrolling interest	0.9	1.5	0.9
Comprehensive income (loss) attributable to Teledyne	$1,309.3	$613.4	$978.1
(a) Net of income tax expense of $12.2 million in 2025, income tax expense of $0.6 million for 2024 and income tax expense of $3.8 million for 2023.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	December 28, 2025	December 29, 2024
Assets
Current Assets
Cash and cash equivalents	$352.4	$649.8
Accounts receivable, net	992.4	901.1
Unbilled receivables, net	374.6	312.1
Inventories, net	1,043.3	914.4
Prepaid expenses and other current assets	292.9	167.2
Total Current Assets	3,055.6	2,944.6
Property, plant and equipment, net	839.1	745.2
Goodwill	8,687.6	7,990.5
Acquired intangible assets, net	2,100.1	2,012.9
Prepaid pension assets	286.2	227.6
Other assets, net	316.7	279.7
Total Assets	$15,285.3	$14,200.5
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$486.6	$416.4
Accrued liabilities	923.4	844.9
Current portion of long-term debt and other debt	450.1	0.3
Total Current Liabilities	1,860.1	1,261.6
Long-term debt	2,025.3	2,648.7
Long-term deferred tax liabilities	369.6	354.0
Other long-term liabilities	516.4	380.8
Total Liabilities	4,771.4	4,645.1
Commitments and Contingencies
Redeemable Noncontrolling Interest	—	6.0
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 15,000,000 shares; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; Issued shares: 47,424,847 at December 28, 2025, and 47,432,888 at December 29, 2024; Outstanding shares: 46,185,578 at December 28, 2025, and 46,706,612 at December 29, 2024	0.5	0.5
Additional paid-in capital	4,383.2	4,414.5
Retained earnings	7,140.8	6,266.7
Treasury stock, 1,239,269 at December 28, 2025, and 726,276 at December 29, 2024	(585.2)	(292.4)
Accumulated other comprehensive income (loss)	(425.4)	(839.9)
Total Stockholders’ Equity	10,513.9	9,549.4
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$15,285.3	$14,200.5
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2023	$0.5	$4,353.4	$4,561.8	$(20.0)	$(726.5)	$8,169.2
Net income (loss)	—	—	885.7	—	—	885.7
Other comprehensive income (loss), net of tax	—	—	—	—	92.4	92.4
Treasury stock issued	—	(20.0)	—	20.0	—	—
Stock-based compensation and other	—	28.5	—	—	—	28.5
Exercise of stock options	—	45.4	—	—	—	45.4
Balance, December 31, 2023	0.5	4,407.3	5,447.5	—	(634.1)	9,221.2
Net income (loss)	—	—	819.2	—	—	819.2
Other comprehensive income (loss), net of tax	—	—	—	—	(205.8)	(205.8)
Treasury stock issued	—	(61.6)	—	61.6	—	—
Treasury stock repurchased	—	—	—	(354.0)	—	(354.0)
Stock-based compensation and other	—	30.9	—	—	—	30.9
Exercise of stock options	—	37.9	—	—	—	37.9
Balance, December 29, 2024	0.5	4,414.5	6,266.7	(292.4)	(839.9)	9,549.4
Net income (loss)	—	—	894.8	—	—	894.8
Acquisition of redeemable noncontrolling interest	—	—	(20.7)	—	—	(20.7)
Other comprehensive income (loss), net of tax:	—	—	—	—	414.5	414.5
Treasury stock issued	—	(110.1)	—	110.1	—	—
Treasury stock repurchased, including excise tax	—	—	—	(402.9)	—	(402.9)
Stock-based compensation and other	—	30.0	—	—	—	30.0
Exercise of stock options	—	48.8	—	—	—	48.8
Balance, December 28, 2025	$0.5	$4,383.2	$7,140.8	$(585.2)	$(425.4)	$10,513.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	For the Fiscal Year
	2025	2024	2023
Operating Activities
Net income (loss) including noncontrolling interest	$895.7	$820.7	$886.6
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	336.3	309.9	316.4
Stock-based compensation	39.6	37.7	32.3
Gain (loss) on debt extinguishment	(15.0)	—	(1.6)
Impairment of acquired intangible assets	—	52.5	—
Changes in operating assets and liabilities excluding the effect of businesses acquired:
Accounts receivable and unbilled receivables	(36.6)	(22.8)	(21.7)
Inventories	(42.8)	(10.4)	(14.3)
Accounts payable	35.6	33.7	(124.9)
Deferred taxes and income taxes receivable (payable), net	(86.6)	(120.7)	(230.9)
Prepaid expenses and other assets	(47.1)	(7.5)	(42.6)
Accrued expenses and other liabilities	71.2	89.4	49.7
Other operating, net	41.0	9.4	(12.9)
Net cash provided by (used in) operating activities	1,191.3	1,191.9	836.1
Investing Activities
Purchases of property, plant and equipment	(117.3)	(83.7)	(114.9)
Purchase of businesses, net of cash acquired	(821.4)	(123.7)	(77.7)
Other investing, net	0.8	0.2	2.3
Net cash provided by (used in) investing activities	(937.9)	(207.2)	(190.3)
Financing Activities
Net proceeds (repayments) from credit facility	—	—	(125.0)
Proceeds from (payments on) fixed rate senior notes	(162.0)	(450.0)	(308.4)
Proceeds from (payments on) other debt	(1.8)	(150.6)	(245.5)
Purchase of treasury stock, including excise tax	(402.9)	(354.0)	—
Liquidations (maturities) of cross currency swap	—	(18.7)	(13.5)
Acquisition of redeemable noncontrolling interest	(27.2)	—	—
Proceeds from exercise of stock options	48.8	37.9	45.4
Other financing, net	(10.1)	(10.4)	(4.5)
Net cash provided by (used in) financing activities	(555.2)	(945.8)	(651.5)
Effect of exchange rate changes on cash and cash equivalents	4.4	(37.4)	15.9
Change in cash and cash equivalents	(297.4)	1.5	10.2
Cash and cash equivalents—beginning of period	649.8	648.3	638.1
Cash and cash equivalents—end of period	$352.4	$649.8	$648.3
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2025
Note 1. Description of Business
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Teledyne’s products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. The Company also supplies engineered systems for defense, space, environmental and energy applications. The Company believes that its technological capabilities, innovation and ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in the markets and industries in which it competes.
The Company’s businesses are aligned in four segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics and Engineered Systems.
Note 2. Summary of Significant Accounting Policies
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2025 was a 52-week fiscal year and ended on December 28, 2025. Fiscal year 2024 was a 52-week fiscal year and ended on December 29, 2024. Fiscal year 2023 was a 52-week fiscal year and ended on December 31, 2023. References to the years 2025, 2024 and 2023 are intended to refer to the respective fiscal year unless otherwise noted.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Teledyne and its majority-owned subsidiaries. Intercompany accounts and intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current period presentation, including the presentation of the proceeds from (payments on) fixed rate senior notes and proceeds from (payments on) other debt on separate cash flow statement lines.
Business Acquisitions
Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill.
Foreign Currency Translation
The Company’s foreign entities’ accounts are generally measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized gains and losses arising from the translation of financial statements, including certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature, are included as a component of accumulated other comprehensive income (loss) (“AOCI”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales returns and allowances, allowance for doubtful accounts, inventories, goodwill, intangible assets, asset valuations, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits, and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates used are reasonable.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid money-market mutual funds with maturities of three months or less when purchased.

Accounts Receivable, Contract Assets and Contract Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities). Under the typical payment terms of the Company’s over time contracts, the customer pays the Company either performance-based payments or progress payments. Amounts billed and due from the Company’s customers are classified as receivables on the consolidated balance sheets. The Company may receive interim payments as work progresses, although for some contracts, the Company may be entitled to receive an advance payment. The Company recognizes a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect the Company from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, the Company records an unbilled receivable (contract asset) for the amount entitled to be received based on an enforceable right to payment.
The Company evaluates the collectability of its accounts receivable and contract assets based on a combination of factors, and judgment is required in the estimation process. If the Company becomes aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, the Company uses an aging schedule and recognizes allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment, and historical collection experience adjusted for current expectations for the customers or industry. Accounts receivable are written off against the allowance for uncollectible accounts when the Company determines amounts are no longer collectible. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
Inventories
Inventories are stated at the lower of cost or net realizable value and primarily valued on an average cost or first-in, first-out method. Inventory adjustments are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment was $119.2 million in 2025, $111.3 million in 2024 and $119.1 million in 2023.
Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
Goodwill and acquired intangible assets with indefinite lives are not amortized but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more often as circumstances require. The Company uses qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units under the qualitative approach, the Company performs a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, the Company performs a quantitative impairment test. A quantitative impairment test, if applicable, is used to identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. The Company performs quantitative tests for reporting units at least once every three years. However, for certain reporting units, the Company may perform a quantitative impairment test more frequently. The Company performed a quantitative impairment test for FLIR and qualitative impairment tests for all other reporting units in 2025.
The Company reviews intangible and other long-lived assets subject to depreciation or amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Acquired intangible assets with finite lives are amortized and reflected in the segment’s operating income over their estimated useful lives. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset, and reflected in impairment of acquired intangible assets at the respective business segment.

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
Revenue Recognition
The Company determines the appropriate method by which it recognizes revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with the Company’scustomers. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract’s transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract, and each performance obligation is valued based on its estimated relative standalone selling price. For standard products or services, list prices generally represent the standalone selling price. For performance obligations where list price is not available, the Company typically uses the expected cost plus a margin approach to estimate the standalone selling price for that performance obligation.
Prior to the acquisition of Qioptiq, approximately 70% of the Company’s revenue was recognized at a point in time, with the remaining 30% of revenue recognized over time. The majority of Qioptiq’s revenue is recognized over time. In 2025, approximately 60% of revenue was recognized at a point in time, with the remaining 40% recognized over time.
Revenue recognized at a point in time primarily relates to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. This type of revenue arrangement is typical for commercial contracts within the Digital Imaging, Instrumentation, and Aerospace and Defense Electronics segments. In limited circumstances, customer specified acceptance criteria exist. If the Company cannot objectively demonstrate that the product meets those specifications prior to the shipment, the revenue is deferred until customer acceptance is obtained. The transaction price in these arrangements can include variable consideration, such as product returns and sales allowances. The estimation of this variable consideration and determination of whether to include estimated amounts as a reduction in the transaction price is based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

Revenue recognized over time primarily relates to contracts to design, develop and/or manufacture highly engineered products used in both defense and commercial applications. This type of revenue arrangement is typical of the Company’s U.S. Government contracts and to a lesser extent for certain commercial contracts, with both contract types occurring across all segments. The customer typically controls the work in process as evidenced either by contractual termination clauses or by a right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as the Company incurs costs on contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The transaction price in these arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, contract amounts not yet funded, or other provisions that can either increase or decrease the transaction price. The Company estimates variable consideration at the amount to which it expects to be entitled, and the Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
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
For over time contracts using the cost-to-cost method, the Company has an EAC process in which management reviews the progress and execution of the Company’s performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2025 and 2024 was approximately $12.7 million of favorable operating income and $2.5 million of unfavorable operating income, respectively. The 2025 amount related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales within the Digital Imaging and Aerospace and Defense Electronics operating segments. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income (loss) for any period presented.
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
Shipping and Handling
Shipping and handling fees reimbursed by customers are classified as revenue while shipping and handling costs incurred by the Company are classified as cost of sales in the consolidated statements of income (loss).

Research and Development
R&D costs are expensed as incurred.
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
Stock Incentive Plans
Teledyne has long-term incentive plans which provide its Board the flexibility to grant restricted stock, restricted stock units, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. During 2025, 2024 and 2023, the Company has granted time-based stock options, time-based restricted stock unit awards, and performance-based restricted stock unit awards. Employee stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10-year life. Employee time-based restricted stock units vest in one-third increments on the first, second and third anniversary of the grant. Performance-based restricted stock awards granted during 2025, 2024 and 2023 may be earned based upon a time-based component and the performance of the Company’s return to stockholders over a three-year period.
In 2021, the Company discontinued the Performance Share Plan (“PSP”), with an immaterial amount of compensation expense recorded in 2023 and 2024. No compensation expense related to the PSP was recorded in 2025. Teledyne’s PSP provided grants of performance share units, which key officers and executives could earn if Teledyne met specified performance objectives over a three-year period. Awards were payable in cash and to the extent available, shares of Teledyne common stock.
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
The fair value of stock options granted through 2022 was determined by using a lattice-based option pricing model, and the Company did not grant stock options in 2023. In recent years, the Company began granting stock options to a smaller group of employees, as the Company began granting restricted stock units to a larger group of employees. In 2024, the Company began using the Black-Scholes option pricing model to determine the fair value of stock options. The adoption of the Black-Scholes option pricing model was driven by a review of option exercise history, which more closely aligned with the methodology of the Black-Scholes option pricing model, and the adoption of the Black-Scholes option pricing model did not materially change the grant-date fair value calculation. The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options granted. The period used for the historical stock price corresponded to the expected term of the options. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities (“STRIPS”) with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

Treasury Stock
In July 2025, the Board approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of Teledyne’s common stock. This authorization superseded the remaining prior open stock repurchase programs authorized by the Board. The newly authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. The Company currently intends to fund future share repurchases, if any, with cash on hand and available borrowings under the Company's credit facility.
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board. There were no shares of preferred stock issued or outstanding in 2025, 2024 or 2023.
Redeemable Noncontrolling Interest
The minority ownership interest in shares of NL Acoustics was classified as a redeemable noncontrolling interest on the consolidated balance sheets until the third quarter of 2025 due to a put option under which the minority owners required the Company to purchase the remaining ownership interest. Adjustments for the acquisition of the redeemable noncontrolling interest were recorded through retained earnings.
Income Taxes
The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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

Derivative Instruments and Hedging Activities
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk objective is to protect the U.S. dollar value of future cash flows and reduce the volatility of reported earnings. The Company’s foreign currency objective is achieved through the following:
•The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for the Company’s Canadian companies, and in British pounds for the Company’s U.K. companies. These contracts are designated and qualify as cash flow hedges.
•The Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables.
•The Company utilizes cross-currency swaps to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar.
The effectiveness of the cash flow hedge forward contracts is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in the Company’s consolidated statements of income (loss), at which time the effective amount in AOCI is reclassified to revenue in the consolidated statements of income (loss).
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
The effectiveness of net investment hedge contracts is assessed using the spot method. For derivative instruments that are designated and qualify as a net investment hedge, changes in the value of the effective portion of the derivative instrument are recognized in AOCI – Foreign currency translation adjustment to offset the effects of foreign currency changes on the related net investments in foreign subsidiaries. This amount is reclassified to the income statement when the net investment in the foreign subsidiary is sold or substantially liquidated. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period. The Company elected to amortize the interest accrual for periodic cash settlements of cross-currency swaps (excluded components) in interest expense. Cash flows of such derivative financial instruments are classified as an investing activity, which is consistent with a derivative’s nature and the nature of the underlying hedged item.
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

Recent Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction focuses on the rate reconciliation and income taxes paid. ASU 2023-09 was effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of December 30, 2024, and applied the amendments in this ASU prospectively to the 2025 period presented in the financial statements.
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes guidance for the recognition, measurement, and presentation of government grants received by business entities. ASU No. 2025-10 retains the existing disclosure requirements in FASB Accounting Standards Codification (ASC) Topic 832, Government Assistance. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted. Entities may adopt the amendments using a modified-prospective, modified-retrospective, or full-retrospective approach for all government grants. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
Other ASU’s issued but not effective until after December 28, 2025 are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 3. Business Acquisitions
2025 Acquisitions
TransponderTech
During the fourth quarter of 2025, the Company acquired the TransponderTech business headquartered in Linkoping, Sweden from Saab AB for approximately $57.9 million in cash, net of cash acquired. The TransponderTech business includes a portfolio of connected commercial maritime products, including Automatic Identification System, Very High Frequency Data Exchange System and Global Navigation Satellite System technologies. TransponderTech is part of the Digital Imaging segment. The Company funded the acquisition from cash on hand. Goodwill resulting from the TransponderTech acquisition will not be deductible for tax purposes.
NL Acoustics
During the third quarter of 2025, the Company acquired the redeemable noncontrolling interest of NL Acoustics for $27.2 million in cash, with the acquisition of the noncontrolling interest treated as an equity transaction during the period.
Maretron
During the third quarter of 2025, the Company acquired the assets of Maretron, including the brand’s Octoplex, MPower and MConnect product lines from Littelfuse, Inc. The Maretron business is part of the Digital Imaging segment, and the acquisition is not material for further disclosure.
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

Optical Systems and Advanced Electronics Systems (“Qioptiq”) businesses
During the first quarter of 2025, the Company acquired select aerospace and defense electronics businesses of Excelitas Technologies Corp. for approximately $702.8 million in cash, net of cash acquired, and subject to certain adjustments. The acquisition includes the OS business which is based in Northern Wales, UK, as well as the U.S.-based AES business (collectively, Qioptiq). Qioptiq is part of the Aerospace and Defense Electronics segment. The Company funded the acquisition from available borrowings on the credit facility as well as from cash on hand. Goodwill resulting from the acquisition of the UK operations will not be deductible for tax purposes, but goodwill resulting from the acquisition of the U.S. operations will be deductible for tax purposes.
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

The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for the acquisitions made in 2025 and 2024 (in millions):

	2025
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
TransponderTech	October 31, 2025	$57.2	$42.1	$7.9
Qioptiq	February 3, 2025	702.8	428.7	208.2
Micropac	December 30, 2024	51.2	5.0	8.1
Total		$811.2	$475.8	$224.2
(a) Net of cash acquired

	2024
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Adimec	June 4, 2024	$88.7	$65.6	$17.9
Valeport	April 10, 2024	35.0	23.6	7.8
Total		$123.7	$89.2	$25.7
(a) Net of cash acquired

The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the Qioptiq, Micropac and TransponderTech acquisitions made in 2025 (dollars in millions):

Acquired intangible assets:	Acquired Intangible Assets	Weighted Average Useful Life In Years
Proprietary technology	$70.7	8.3
Customer list/relationships/backlog	140.1	15.6
Trademarks	13.4	6.6
Total acquired intangible assets subject to amortization	$224.2	12.8
The Company’s cost to acquire these 2025 and 2024 acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for the TransponderTech acquisition is provisional pending finalization of the Company’s acquisition accounting, as the acquisition occurred in the fourth quarter of 2025.
Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for the 2025 and 2024 acquisitions have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to the Company’s financial results. The significant factors that resulted in recognition of goodwill for the 2025 and 2024 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, their experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.

Note 4. Business Segments
Teledyne’s businesses are aligned in four reportable segments: Digital Imaging, Instrumentation, Aerospace and Defense Electronics, and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Company’s Executive Chairman, who has been identified as the Chief Operating Decision Maker, uses operating income (loss) as the measure of profit or loss to assess the performance of each segment by comparing actual results to the budget and prior year, and to allocate resources.
The Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components, and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications.
Business segment results include net sales and operating income by segment but excludes corporate office expenses. Corporate expense primarily includes various administrative expenses relating to the corporate office not allocated to the segments and is included within SG&A expense.
Information for the Company’s business segments was as follows (in millions):

	Fiscal Year Ended December 28, 2025
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$3,163.9	$1,457.1	$1,058.7	$435.7	$6,115.4
Costs and expenses
Cost of sales	1,771.4	742.5	624.6	362.1	3,500.6
Selling, general and administrative	491.5	201.9	123.8	26.4	843.6
Research and development	187.5	99.4	29.8	0.6	317.3
Acquired intangible asset amortization	185.3	12.9	18.4	—	216.6
Segment Operating income (loss)	$528.2	$400.4	$262.1	$46.6	$1,237.3
Reconciliation to Income (loss) before income taxes
Corporate expense					(87.5)
Interest and debt expense, net					(59.6)
Non-service retirement benefit income					10.9
Gain (loss) on debt extinguishment					15.0
Other income (expense), net					(21.6)
Income (loss) before income taxes					$1,094.5
(a) Net sales exclude inter-segment sales of $23.3 million for the fiscal year ended 2025.

	Fiscal Year Ended December 29, 2024
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$3,070.8	$1,382.6	$776.8	$439.8	$5,670.0
Costs and expenses
Cost of sales	1,708.0	706.4	441.3	379.5	3,235.2
Selling, general and administrative	510.7	196.4	91.2	26.5	824.8
Research and development	177.3	92.6	21.8	0.9	292.6
Acquired intangible asset amortization	183.3	13.9	0.8	—	198.0
Impairment of acquired intangible assets	49.5	3.0	—	—	52.5
Segment Operating income (loss)	$442.0	$370.3	$221.7	$32.9	$1,066.9
Reconciliation to Income (loss) before income taxes
Corporate expense					(77.8)
Interest and debt expense, net					(57.9)
Non-service retirement benefit income					10.8
Other income (expense), net					(4.1)
Income (loss) before income taxes					$937.9
(a) Net sales exclude inter-segment sales of $24.6 million for the fiscal year ended 2024.

	Fiscal Year Ended December 31, 2023
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$3,144.1	$1,326.2	$726.5	$438.7	$5,635.5
Costs and expenses
Cost of sales	1,711.4	692.6	424.6	367.5	3,196.1
Selling, general and administrative	489.6	188.2	83.7	24.9	786.4
Research and development	244.0	92.9	17.8	1.6	356.3
Acquired intangible asset amortization	181.7	14.2	0.8	—	196.7
Segment Operating income (loss)	$517.4	$338.3	$199.6	$44.7	$1,100.0
Reconciliation to Income (loss) before income taxes
Corporate expense					(65.6)
Interest and debt expense, net					(77.3)
Non-service retirement benefit income					12.4
Gain (loss) on debt extinguishment					1.6
Other income (expense), net					(12.2)
Income (loss) before income taxes					$958.9
(a) Net sales exclude inter-segment sales of $29.4 million for the fiscal year ended 2023.

Depreciation and amortization for the Company’s business segments was as follows (in millions):

	2025	2024	2023
Digital Imaging	$262.5	$261.2	$268.9
Instrumentation	27.7	29.2	27.7
Aerospace and Defense Electronics	35.9	10.5	11.5
Engineered Systems	4.6	4.6	4.4
Total segment depreciation and amortization	330.7	305.5	312.5
Corporate	5.6	4.4	3.9
Total Teledyne depreciation and amortization	$336.3	$309.9	$316.4
Capital expenditures for the Company’s business segments was as follows (in millions):

	2025	2024	2023
Digital Imaging	$67.7	$54.7	$78.2
Instrumentation	15.1	15.0	14.0
Aerospace and Defense Electronics	19.4	7.2	10.9
Engineered Systems	4.7	2.4	3.4
Total segment capital expenditures	106.9	79.3	106.5
Corporate	10.4	4.4	8.4
Total Teledyne capital expenditures	$117.3	$83.7	$114.9
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.
Identifiable assets for the Company’s business segments was as follows (in millions):

	2025	2024	2023
Digital Imaging	$11,303.3	$10,942.4	$11,382.2
Instrumentation	1,794.3	1,750.9	1,692.3
Aerospace and Defense Electronics	1,498.2	576.2	569.1
Engineered Systems	184.1	180.3	184.8
Total segment identifiable assets	14,779.9	13,449.8	13,828.4
Corporate	505.4	750.7	699.5
Total Teledyne identifiable assets	$15,285.3	$14,200.5	$14,527.9
Long-lived assets consist of property, plant and equipment. The all other countries category primarily consists of Teledyne’s other operations in Europe, primarily in Sweden, Estonia, Spain and the Netherlands.
Long-lived assets for the Company’s business segments was as follows (in millions):

	2025	2024	2023
United States	$527.3	$492.4	$503.4
United Kingdom	121.5	84.3	86.0
Canada	83.9	74.2	86.2
Sweden	27.6	25.5	29.8
France	25.1	22.4	27.2
All other countries	53.7	46.4	44.4
Total long-lived assets	$839.1	$745.2	$777.0

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. All other segments each contain one product line.
The tables below provide a summary of the net sales by product line for the Instrumentation segment (in millions):

	2025	2024	2023
Marine Instrumentation	$680.1	$631.5	$529.7
Environmental Instrumentation	466.6	447.4	458.1
Test and Measurement Instrumentation	310.4	303.7	338.4
Total	$1,457.1	$1,382.6	$1,326.2
Severance and Facility Consolidation Costs
As part of a continuing effort to reduce costs and improve operating performance, the Company may take and has taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing its exposure to weaker end markets. For 2025, 2024 and 2023, the Company recorded costs of $18.6 million, $15.6 million and $12.0 million, respectively, related to these actions, with the majority of the costs included within SG&A expense and within the Digital Imaging segment. At December 28, 2025, $2.7 million remains to be paid related to actions taken in 2025.

Note 5. Revenue Recognition and Contract Balances
The Company disaggregates its revenue from contracts with customers by customer type and geographic region for each segment, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in each segment is primarily derived from fixed-price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed-price contracts in a given reporting period, with the balance of net sales related to cost-reimbursable type contracts. For 2025, 2024 and 2023, approximately 46%, 50%, and 49%, respectively, of net sales in the Engineered Systems segment was derived from fixed-price contracts.

	Fiscal Year Ended December 28, 2025			Fiscal Year Ended December 28, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$645.5	$2,518.4	$3,163.9	$1,462.1	$833.3	$552.7	$315.8	$3,163.9
Instrumentation	125.5	1,331.6	1,457.1	619.0	438.7	245.7	153.7	1,457.1
Aerospace and Defense Electronics	420.1	638.6	1,058.7	671.5	253.7	93.7	39.8	1,058.7
Engineered Systems	368.3	67.4	435.7	430.2	0.1	2.3	3.1	435.7
Total	$1,559.4	$4,556.0	$6,115.4	$3,182.8	$1,525.8	$894.4	$512.4	$6,115.4
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended December 29, 2024			Fiscal Year Ended December 29, 2024
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$557.1	$2,513.7	$3,070.8	$1,365.9	$830.1	$565.9	$308.9	$3,070.8
Instrumentation	123.5	1,259.1	1,382.6	611.7	389.0	249.9	132.0	1,382.6
Aerospace and Defense Electronics	307.5	469.3	776.8	525.9	136.0	79.9	35.0	776.8
Engineered Systems	389.0	50.8	439.8	435.4	—	1.9	2.5	439.8
Total	$1,377.1	$4,292.9	$5,670.0	$2,938.9	$1,355.1	$897.6	$478.4	$5,670.0
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Fiscal Year Ended December 31, 2023			Fiscal Year Ended December 31, 2023
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$570.7	$2,573.4	$3,144.1	$1,406.9	$808.7	$622.9	$305.6	$3,144.1
Instrumentation	95.9	1,230.3	1,326.2	566.2	386.8	253.0	120.2	1,326.2
Aerospace and Defense Electronics	330.3	396.2	726.5	492.0	137.2	67.1	30.2	726.5
Engineered Systems	384.8	53.9	438.7	430.3	—	3.8	4.6	438.7
Total	$1,381.7	$4,253.8	$5,635.5	$2,895.4	$1,332.7	$946.8	$460.6	$5,635.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 28, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,611.7 million. The Company expects approximately 71% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 29% recognized thereafter.
The unbilled receivable balance increased from the beginning of the year by $62.5 million, or 20.0%, primarily due to recognizing revenue ahead of achieving billing milestones on certain contracts within the Aerospace and Defense Electronics segment. Contract liabilities increased from the beginning of the year by $60.1 million or 17.5%, primarily due to an increase in customer advances in the Digital Imaging segment and the Aerospace and Defense Electronics segment. The Company recognized revenue of $201.9 million during the year ended December 28, 2025, from contract liabilities that existed at the beginning of year.
Note 6. Goodwill and Acquired Intangible Assets

Goodwill (in millions):	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 31, 2023	$6,877.0	$944.8	$163.4	$17.6	$8,002.8
Current year acquisitions	65.6	23.6	—	—	89.2
Foreign currency changes and other	(88.0)	(13.1)	(0.4)	—	(101.5)
Balance at December 29, 2024	6,854.6	955.3	163.0	17.6	7,990.5
Current year acquisitions	47.5	—	433.7	—	481.2
Foreign currency changes and other	163.7	31.6	20.6	—	215.9
Balance at December 28, 2025	$7,065.8	$986.9	$617.3	$17.6	$8,687.6
In the fourth quarter of 2025, the Company performed a quantitative impairment test for the FLIR reporting unit and qualitative impairment tests for all other reporting units. The results of the annual impairment tests of goodwill indicated that no impairment existed in 2025, 2024 or 2023.

	Balance at Year End
	2025			2024
Acquired intangible assets (in millions):	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,838.1	$1,014.5	$823.6	$1,665.5	$796.6	$868.9
Customer list/relationships/backlog	788.8	326.9	461.9	615.3	268.9	346.4
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Definite-lived trademarks	34.8	13.6	21.2	12.2	7.7	4.5
Total acquired intangible assets subject to amortization	2,663.2	1,356.5	1,306.7	2,294.5	1,074.7	1,219.8
Acquired intangible assets not subject to amortization:
Indefinite-lived trademarks	793.4	—	793.4	793.1	—	793.1
Total acquired intangible assets	$3,456.6	$1,356.5	$2,100.1	$3,087.6	$1,074.7	$2,012.9
Amortizable acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from one to 16 years. Consistent with Teledyne’s growth strategy, the Company seeks to acquire companies in markets characterized by high barriers to entry and that include specialized products not likely to be commoditized.  Given the Company’s markets and the highly engineered nature of the Company’s products, the rates of new technology development and customer acquisition and/or attrition are often not volatile.  As such, Teledyne believes the value of acquired intangible assets decline in a linear, as opposed to an accelerated, fashion. The Company also believes amortization on a straight-line basis is appropriate. Recorded impairment charges to intangible assets were not material in 2025 or 2023. As a result of our annual impairment tests, $52.5 million of impairment was recorded in 2024. The expected future amortization expense for the next five years is as follows (in millions): 2026 - $219.1; 2027 - $211.8; 2028 - $208.9; 2029 - $165.0; 2030 - $138.8.

The estimated remaining useful lives by asset category as of December 28, 2025, are as follows:

Acquired intangible assets subject to amortization	Weighted Average Remaining Useful Life in Years
Proprietary technology	4.9
Customer list/relationships/backlog	9.6
Trademarks	4.8
Total acquired intangible assets subject to amortization	6.0
Note 7. Supplemental Balance Sheet Information

	Balance at Year End
Accounts Receivable and Unbilled Receivables (in millions):	2025	2024
Commercial and other billed receivables	$794.1	$737.1
U.S. Government and prime contractors billed receivables	209.3	179.5
Total billed receivables	1,003.4	916.6
Allowance for doubtful accounts	(11.0)	(15.5)
Accounts receivable, net	$992.4	$901.1

Commercial and other unbilled receivables, net	$238.0	$184.2
U.S. Government and prime contractors unbilled receivables, net	136.6	127.9
Unbilled receivables, net	$374.6	$312.1

	Balance at Year End
Inventories (in millions):	2025	2024
Raw materials and supplies	$648.9	$559.2
Work in process	210.0	190.4
Finished goods	184.4	164.8
Total inventories, net	$1,043.3	$914.4

	Balance at Year End
Property, plant and equipment (in millions):	2025	2024
Land	$113.0	$106.3
Buildings	508.3	463.7
Equipment, software and other	1,325.7	1,187.3
Total property, plant and equipment, gross	1,947.0	1,757.3
Accumulated depreciation and amortization	(1,107.9)	(1,012.1)
Total property, plant and equipment, net	$839.1	$745.2

	Balance at Year End
Accrued liabilities (in millions):	2025	2024
Contract liabilities	$369.6	$312.6
Compensation, benefit and other employee related accruals	246.0	210.7
Warranty reserve	45.6	41.1
Operating lease liabilities	32.0	30.2
Derivative liabilities	5.1	16.4
Other	225.1	233.9
Total accrued liabilities	$923.4	$844.9

	Balance at Year End
Other long-term liabilities (in millions):	2025	2024
Operating lease liabilities	$134.7	$109.6
Deferred compensation liabilities	118.2	111.3
Unrecognized tax benefits, including accrued interest and penalties	75.2	28.0
Pension and postretirement related liabilities	60.0	58.8
Derivative liabilities	37.4	0.5
Contract liabilities	33.6	30.5
Warranty reserve	11.3	9.1
Other	46.0	33.0
Total other long-term liabilities	$516.4	$380.8
A rollforward of the warranty reserve, including both short and long-term reserve balances, for the years 2025, 2024 or 2023 was as follows (in millions):

	2025	2024	2023
Balance at beginning of year	$50.2	$49.1	$50.3
Product warranty expense	24.2	25.7	13.5
Deductions	(18.0)	(25.0)	(14.9)
Assumed in business acquisitions	0.5	0.4	0.2
Balance at end of year	$56.9	$50.2	$49.1
Note 8. Long-Term Debt

Long-Term Debt (dollars in millions):	December 28, 2025	December 29, 2024
$1.2 billion credit facility due June 2029	$—	$—
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	427.3	485.0
2.75% Fixed Rate Senior Notes due April 2031	910.7	1,030.0
Other debt	1.0	1.2
Debt discount and debt issuance costs	(13.6)	(17.2)
Total debt, net	2,475.4	2,649.0
Less: Current portion of long-term debt	(450.1)	(0.3)
Total long-term debt, net of current portion	$2,025.3	$2,648.7
As of December 28, 2025, no borrowings were outstanding under the $1.20 billion credit facility. Excluding interest and fees, no payments are due under the $1.20 billion unsecured credit facility until it matures in June 2029. Borrowings under the credit facility and term loan are at variable rates which are, at the Company’s option, tied to a base rate, Eurocurrency rate or equivalent as defined in the Company’s credit agreements. Available borrowing capacity under the credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $1,171.0 million at December 28, 2025. The credit agreement requires the Company to comply with various financial and operating covenants and at December 28, 2025, the Company was in compliance with these covenants. At December 28, 2025, Teledyne had $53.4 million in outstanding letters of credit.
During 2025, the Company repurchased and retired $177.0 million of principal of its fixed rate senior notes for $162.0 million in cash.

During 2024, the Company repaid the $450.0 million Fixed Rate Senior Notes due April 2024 and the $150.0 million term loan due October 2024.
Maturities of long-term debt as of December 28, 2025 (in millions):

Fiscal year
2026	$450.1
2027	0.1
2028	700.1
2029	0.1
2030	427.4
Thereafter	911.2
Total principal payments	2,489.0
Debt issuance costs	(13.6)
Total debt	$2,475.4
The Company has no sinking fund requirements.
Total net interest expense, including credit facility fees and other bank charges, was $59.6 million, $57.9 million and $77.3 million for 2025, 2024 and 2023, respectively. Cash payments for interest and credit facility fees and other bank charges totaled $71.3 million, $73.4 million and $87.9 million for 2025, 2024 and 2023, respectively.
Note 9. Income Taxes
Income (loss) before income taxes included the following (in millions):

	2025	2024	2023
Domestic operations	$702.9	$527.4	$532.4
Foreign operations	391.6	410.5	426.5
Total income (loss) before income taxes	$1,094.5	$937.9	$958.9
The provision for income taxes included the following (in millions):

	2025	2024	2023
Current provision (benefit):
Federal	$144.4	$149.3	$91.2
State	29.7	25.5	21.4
Foreign	83.3	40.5	57.1
Total current provision (benefit)	257.4	215.3	169.7
Deferred provision (benefit):
Federal	(27.0)	(55.8)	(78.8)
State	(7.4)	(7.7)	(4.6)
Foreign	(24.2)	(34.6)	(14.0)
Total deferred provision (benefit)	(58.6)	(98.1)	(97.4)
Total provision (benefit) for income taxes:
Federal	$117.4	$93.5	$12.4
State	$22.3	$17.8	$16.8
Foreign	$59.1	$5.9	$43.1
Total provision (benefit) for income taxes	$198.8	$117.2	$72.3

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate (dollars in millions):

	2025
	Amount	%
U.S. federal statutory income tax rate	$229.9	21.0%
Domestic Federal:
Tax Credits:
Research and development tax credits	(16.9)	(1.5)
Other	(2.0)	(0.2)
Nontaxable or nondeductible items:
Other	(3.3)	(0.3)
Cross-Border Taxes:
Foreign-derived intangible income	(25.1)	(2.3)
Other	(3.8)	(0.3)
Changes in valuation allowances	2.0	0.2
Other	15.5	1.4
Domestic state and local income taxes, net of federal effect (a)	17.5	1.6
Foreign tax effects
Other foreign jurisdictions (b)	17.5	1.6
Worldwide changes in unrecognized tax benefits	(32.5)	(3.0)
Total	$198.8	18.2%
(a) In 2025, state taxes in California, Illinois, New Hampshire, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.
(b) No jurisdictions or categories exceeded the 5% disaggregation threshold.

	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local taxes, net of federal benefit	2.4	1.8
Research and development tax credits	(1.3)	(2.4)
Investment tax credits	(0.8)	(0.5)
Foreign rate differential	2.6	1.8
Net accruals (reversals) for unrecognized tax benefits	(8.5)	(10.8)
Stock-based compensation	(1.4)	(2.1)
U.S. export sales	(1.9)	(2.2)
Other	0.4	0.9
Effective income tax rate	12.5%	7.5%
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

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2025	2024
Long-term:
Accrued liabilities	$31.4	$33.9
Inventory valuation	27.8	22.4
Accrued vacation	8.5	7.9
Deferred compensation and other benefit plans	3.7	15.1
Operating lease liabilities	19.4	21.6
Capitalization of research and development	173.4	165.0
Tax credit and net operating loss carryforward	47.2	33.2
Other	16.8	30.0
Valuation allowance	(25.1)	(20.2)
Total deferred income tax assets	303.1	308.9
Deferred income tax liabilities:
Long-term:
Intangible amortization	591.4	587.0
Property, plant and equipment differences	27.0	28.4
Operating lease right-of-use assets	16.9	18.9
Unremitted earnings of foreign subsidiaries	13.7	7.4
Other	9.3	9.5
Total deferred income tax liabilities	658.3	651.2
Net deferred income tax liabilities	$355.2	$342.3
There is no deferred tax liability recognized for unrepatriated prior year earnings of the Company’s material subsidiaries in Canada, which would become taxable if distributed to the United States. The unrecognized deferred tax liability for this is estimated between $23.0 million to $26.0 million of potential tax.
In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets increased by $4.9 million in 2025.
At December 28, 2025, the Company had approximately $26.4 million of net operating loss carryforward from the Company’s foreign entities including France, of which $19.9 million have no expiration dates and $6.5 million have expiration dates ranging from 2028 to 2044. The Company had approximately $3.7 million of capital loss carryforward from the Company’s foreign entities including Canada, which have no expiration dates. In addition, the Company had domestic federal and state net operating loss carryforward of $14.3 million and $233.6 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries. Of the $14.3 million federal net operating loss carryforward, $13.5 million have no expiration dates and $0.8 million have expiration dates in 2036. The state net operating loss carryforward amounts have expiration dates ranging from 2026 to 2044.
The Company had aggregate Canadian federal and provincial investment tax credits of $11.8 million, which have expiration dates ranging from 2042 to 2044. The Company had U.S. federal credit carryforward of $5.0 million which have expiration dates ranging from 2031 to 2042. The Company had Spanish federal R&D credit carryforward in the amount of $1.9 million, which have expiration dates ranging from 2036 to 2041. Finally, the Company had state tax credits of $18.3 million, of which $12.4 million have no expiration date and $5.9 million have expiration dates ranging from 2026 to 2049.

Unrecognized tax benefits (in millions):	2025	2024	2023
Beginning of year (a)	$45.2	$96.5	$162.8
Increase due to business combinations	—	—	18.6
Increase for tax positions taken during the current period	2.8	1.8	3.4
Increase in prior year tax positions	65.6	1.0	3.0
Reduction related to settlements with taxing authorities	(26.2)	(46.6)	—
Reduction related to lapse of the statute of limitations	(14.1)	(17.6)	(96.3)
Impact of exchange rate changes	6.3	10.1	5.0
End of year (a)	$79.6	$45.2	$96.5
(a) Beginning and end of year balances include amounts offset by deferred tax and amounts offset by potential refunds in other taxing jurisdictions.
In the next 12 months, the Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $2.4 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues.
Teledyne recognized net tax benefits and expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes in the statements of income (loss) of $2.4 million of expense, $15.8 million of benefits and $10.3 million of benefits, for 2025, 2024 and 2023, respectively. Interest and penalties in the amount of $11.4 million, $8.5 million and $36.9 million were recognized in the 2025, 2024 and 2023 balance sheets, respectively. Substantially all of the unrecognized tax benefits as of December 28, 2025, if recognized, would affect the Company’s effective tax rate.
Teledyne files income tax returns in the U.S. federal and state jurisdictions and in various foreign jurisdictions. The Company has substantially concluded income tax matters in the United States through 2016, in Canada through 2012, in the UK through 2022, and in France through 2020.

Income taxes paid (in millions):	2025
U.S. federal	$128.6
U.S. state and local	35.9
Foreign:
United Kingdom	28.5
Canada - federal	19.2
Sweden	16.9
Other	51.1
Total income taxes paid	$280.2
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
The Company’s U.S. domestic qualified pension plans purchased group annuity contracts from insurance companies and paid a total annuity premium of $15.9 million and $17.8 million in 2025 and 2024, respectively. These annuity contracts transfer the obligation to the insurance companies to guarantee the full payment of all annuity payments to existing retired pension plan participants or their surviving beneficiaries. These annuity contracts assume all investment risk associated with the assets that were delivered as the annuity contract premiums. These annuity contracts covered 211 and 286 of existing retired pension plan participants at the time of purchase in 2025 and 2024, respectively.

The domestic qualified pension plans allow participants to elect a lump-sum payment at retirement. In 2025, 2024 and 2023, the Company made lump sum payments of $12.3 million, $9.0 million and $17.3 million, respectively, from the domestic qualified pension plans assets to certain participants in the plan. Each year, beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining the pension and postretirement obligations.

Net periodic benefit expense (income) allocation (in millions):	Domestic			Foreign
	2025	2024	2023	2025	2024	2023
Service cost	$4.8	$5.1	$5.2	$1.1	$1.1	$0.9

	Domestic			Foreign
Pension non-service (income) expense (in millions):	2025	2024	2023	2025	2024	2023
Interest cost on benefit obligation	$29.6	$30.3	$31.7	$2.1	$1.9	$1.9
Expected return on plan assets	(51.9)	(52.3)	(52.6)	(1.8)	(1.9)	(1.6)
Amortization of prior service cost	0.2	(0.4)	(1.8)	0.1	—	0.1
Amortization of actuarial loss	11.1	11.3	9.9	0.4	0.4	0.2
Settlements/Curtailment	(0.3)	—	—	—	—	—
Pension non-service (income) expense	$(11.3)	$(11.1)	$(12.8)	$0.8	$0.4	$0.6
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
The following assumptions were used to measure the net benefit income or expense within each respective year for the domestic qualified plans and the foreign plans:

Pension Plan Assumptions:	Discount rates	Increase in future compensation levels	Expected long-term rate of return
Domestic plans - 2025	5.73% - 5.76%	2.75%	6.80% - 7.80%
Domestic plans - 2024	5.40% - 5.45%	2.75%	6.58% - 7.80%
Domestic plans - 2023	5.71% - 5.72%	2.75%	6.58% - 7.80%

Foreign plans - 2025	0.90% - 5.40%	1.50% - 3.00%	1.25% - 5.70%
Foreign plans - 2024	1.30% - 4.50%	1.50% - 3.00%	1.25% - 6.20%
Foreign plans - 2023	2.20% - 4.80%	1.50% - 3.00%	1.25% - 5.10%
For its domestic and foreign pension plans the Company is projecting a weighted average long-term rate of return on plan assets of 7.14% and 4.71% in 2026, respectively.

	Domestic		Foreign
Changes in benefit obligation (in millions):	2025	2024	2025	2024
Benefit obligation - beginning of year	$541.2	$584.1	$46.7	$51.5
Service cost	4.8	5.1	1.1	1.1
Interest cost on projected benefit obligation	29.6	30.3	2.1	1.9
Actuarial (gain) loss	20.2	(10.2)	(3.1)	(3.0)
Benefits paid	(68.4)	(68.1)	(5.5)	(2.3)
Other - including foreign currency, settlements/curtailments	—	—	4.7	(2.5)
Benefit obligation - end of year	$527.4	$541.2	$46.0	$46.7

Accumulated benefit obligation - end of year	$525.9	$539.3	$42.8	$43.4
The key assumptions used to measure the benefit obligation at each respective year end were:

	Domestic Plans			Foreign Plans
Key assumptions:	2025	2024	2023	2025	2024	2023
Discount rate	5.33% - 5.63%	5.73% - 5.76%	5.40% - 5.45%	1.20% - 5.30%	0.90% - 5.40%	1.30% - 4.50%
Salary growth rate	2.75%	2.75%	2.75%	1.50% - 3.00%	1.50% - 3.00%	1.50% - 3.00%
Plan assets

	Domestic		Foreign
Changes in plan assets (in millions):	2025	2024	2025	2024
Fair value of net plan assets - beginning of year	$722.3	$740.4	$35.1	$38.6
Actual return on plan assets	106.0	47.4	0.2	(1.2)
Employer contribution - other benefit plan	2.3	2.6	1.4	1.5
Foreign currency changes	—	—	3.3	(1.1)
Benefits paid	(68.4)	(68.1)	(5.5)	(2.3)
Other	—	—	0.1	(0.4)
Fair value of net plan assets - end of year	$762.2	$722.3	$34.6	$35.1

The following tables sets forth the funded status and amounts recognized in the consolidated balance sheets at year end 2025 and 2024 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

		Domestic		Foreign
		2025	2024	2025	2024
Funded (unfunded) status		$234.8	$181.1	$(11.4)	$(11.6)

Amounts recognized in the consolidated balance sheets as a debit (credit):
Balance sheet item	Balance sheet location
Prepaid pension assets	Prepaid pension assets - non-current	$286.0	$227.6	$0.2	$—
Accrued pension obligations short-term	Accrued liabilities	(2.8)	(2.9)	(0.5)	(0.5)
Accrued pension obligations long-term	Other long-term liabilities	(48.4)	(43.6)	(11.1)	(11.1)
Net amount recognized		$234.8	$181.1	$(11.4)	$(11.6)

Amounts recognized in AOCI:
Net prior service cost (credit)		$0.1	$1.4	$0.3	$0.5
Net loss		258.1	301.8	6.4	7.7
Net amount recognized, before tax effect		$258.2	$303.2	$6.7	$8.2
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2025	2024
Projected benefit obligation	$75.5	$69.8
Accumulated benefit obligation	$72.3	$66.5
Fair value of plan assets	$12.7	$11.7
At year end 2025 and 2024, the Company had an accumulated non-cash reduction to stockholders’ equity of $200.4 million and $235.4 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $62.9 million at year end 2025 and $74.3 million at year end 2024.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2026	$53.8	$2.9
2027	$52.0	$2.7
2028	$51.1	$2.8
2029	$50.1	$2.7
2030	$51.2	$2.9
2031 - 2035	$214.1	$15.0
Investments
The Company has an active management policy for the pension assets in the qualified domestic pension plans. As of December 28, 2025, the long-term asset allocation target for the domestic plans consists of approximately 44% in equity instruments and approximately 56% in fixed income instruments.
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

Certain investments are measured at fair value by using net asset value as a practical expedient and are not required to be categorized in the fair value hierarchy table listed below. As such, the balance of these investments measured at net asset value has been included in the table below to permit reconciliation to the plan asset amounts previously disclosed.
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of December 28, 2025, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$25.8	$—	$25.8
Equity securities	4.5	207.5	—	212.0
U.S. Government securities and futures	181.3	—	—	181.3
Corporate bonds	—	25.1	—	25.1
Insurance contracts related to foreign plans	—	12.7	—	12.7
Fair value of net plan assets at the end of the year	$185.8	$271.1	$—	$456.9

Investments measured at net asset value:
Alternatives				$242.2
Mutual funds (c)				9.0
Mortgage-backed securities				49.7
High yield bonds				39.0
Fair value of net plan assets at the end of the year				$339.9
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
Defined Benefit Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees. Total cost for these plans was less than $1.0 million for each fiscal year 2025, 2024 and 2023.
Deferred Contribution Plans
The Company’s contributions associated with its 401(k) plans were $24.3 million, $30.3 million and $31.4 million, for 2025, 2024 and 2023, respectively.
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
As of December 28, 2025, and December 29, 2024, $118.2 million and $111.3 million, respectively, is included in other long-term liabilities related to deferred compensation liabilities on the consolidated balance sheets. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $111.0 million as of both December 28, 2025, and December 29, 2024, and is primarily included in other non-current assets on the consolidated balance sheets.
Note 11. Stockholders’ Equity

Common stock and treasury stock activity:	Common Stock	Treasury Stock
Balance, December 31, 2023	47,331,845	—
Acquired	—	885,321
Issued	101,043	(159,045)
Balance, December 29, 2024	47,432,888	726,276
Acquired	—	788,104
Issued	—	(275,111)
Forfeitures	(8,041)	—
Balance, December 28, 2025	47,424,847	1,239,269
Shares issued from treasury stock include stock options exercised as well as shares issued under certain other compensation plans.
Treasury Stock
During 2025, the Company repurchased approximately 0.8 million shares for $400.0 million, with a weighted average price of $507.52 per share. All of the Company’s 2025 share repurchases were settled between October 2025 and December 2025. During 2024, the Company repurchased approximately 0.9 million shares for $354.0 million, with a weighted average price of $399.78 per share. All of the Company’s 2024 share repurchases were settled between April 2024 and October 2024.

Stock Options
The Company recorded $8.9 million, $12.3 million, and $12.4 million for stock option expense for 2025, 2024 and 2023, respectively. The Company issues shares of common stock upon the exercise of stock options.
During 2025 and 2024, the amount of cash received from the exercise of stock options was $48.8 million and $37.9 million, respectively. The total pretax intrinsic value of options exercised during 2025 and 2024 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $73.7 million and 72.4 million, respectively. At December 28, 2025, the intrinsic value of stock options outstanding was $199.9 million and the intrinsic value of stock options exercisable was $194.1 million.
At December 28, 2025, there was $10.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted average period of 2.0 years. This amount can be impacted by employee retirements or terminations.

Stock option valuation assumptions:	2025
Expected dividend yield	n/a
Expected volatility	30.6%
Risk-free interest rate	3.96% - 4.08%
Expected life in years	6.3
The Company did not grant stock options in 2023. Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2025 and 2024 was $181.72 and $171.20, respectively.
Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2025		2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,135,749	$278.34	1,337,972	$249.76	1,726,731	$223.43
Granted	67,722	$467.63	67,003	$441.98	—	$—
Exercised	(235,248)	$207.23	(244,130)	$155.26	(372,739)	$121.73
Canceled or expired	(21,441)	$418.75	(25,096)	$388.82	(16,020)	$389.85
Ending balance	946,782	$306.37	1,135,749	$278.34	1,337,972	$249.76
Options exercisable at end of period	850,857	$289.23	1,032,102	$264.98	1,190,838	$232.10
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 28, 2025, under the stock option plans.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$40.70-$99.99	9,290	$78.40	0.1	9,290	$78.40
$100.00-$199.99	239,913	$156.67	1.6	239,913	$156.67
$200.00-$299.99	181,345	$217.60	3.1	181,345	$217.60
$300.00-$399.99	252,295	$373.56	5.2	252,295	$373.56
$400.00-$499.99	259,279	$445.29	6.9	168,014	$440.84
$500.00 and over	4,660	$555.95	9.6	—	$—
	946,782	$306.37	4.3	850,857	$289.23

Restricted Stock
The following table shows restricted stock award activity:

	Employee Time-Based Restricted Stock Units		Employee Performance-Based Restricted Stock Awards		Non-Employee Directors Restricted Stock Units
Restricted Stock:	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share
Balance, January 1, 2023	117,472	$372.51	39,401	$386.76	9,522	$345.57
Granted	2,316	$418.20	14,139	$361.08	4,190	$404.92
Vested	(39,705)	$376.99	(9,106)	$360.33	(1,880)	$451.16
Forfeited/Canceled	(10,644)	$369.60	(2,616)	$346.08	—	$—
Balance, December 31, 2023	69,439	$371.90	41,818	$357.43	11,832	$349.81
Granted	70,341	$441.86	19,103	$397.78	4,680	$362.50
Vested	(38,198)	$378.01	(7,692)	$334.92	(2,095)	$404.92
Forfeited/Canceled	(7,986)	$399.90	(898)	$334.92	—	$—
Balance, December 29, 2024	93,596	$419.76	52,331	$375.86	14,417	$345.92
Granted	74,693	$464.48	17,688	$437.17	4,395	$448.52
Vested	(44,833)	$400.45	(15,397)	$364.71	(3,376)	$334.05
Forfeited/Canceled	(10,666)	$432.56	(9,121)	$389.81	—	$—
Balance, December 28, 2025	112,790	$455.87	45,501	$400.67	15,436	$377.73
Employee Time-based Restricted Stock Units
The Company recorded $22.9 million, $15.6 million and $14.2 million in compensation expense related to restricted stock units to employees for fiscal years 2025, 2024 and 2023, respectively. At December 28, 2025, there was $35.3 million of total estimated unrecognized compensation cost related to non-vested awards, which is expected to be recognized over a weighted average period of approximately 2.0 years. This amount can be impacted by employee retirements or terminations.
Employee Performance-based Restricted Stock Awards
Under Teledyne’s restricted stock award program, key officers and executives receive a grant of stock equal to a specified percentage of the participant’s annual base salary at the date of grant. The restricted stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than by death, retirement or disability) during the restricted period, the stock grant is forfeited.
The estimated expense for restricted stock awards with both time-based and performance-based components to employees is based on a lattice-based simulation which takes into consideration several factors, including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, which has been the S&P 500 Index for awards granted since 2021. The Company recorded $6.8 million, $6.6 million and $5.2 million in compensation expense related to restricted stock awards to employees for fiscal years 2025, 2024 and 2023, respectively. At December 28, 2025, there was $7.7 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted average period of approximately 1.4 years.
Non-Employee Directors Restricted Stock
Non-employee directors each received restricted stock units valued at $210,000 in 2025 and $170,000 in 2024 and 2023 or valued at half the amount for a person who becomes a director for the first time after the date of the Annual Meeting. The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee director’s restricted stock units was $2.0 million for 2025 and $1.7 million for both 2024 and 2023, with an immaterial amount of unrecognized compensation cost that will be recognized over the first half of 2026.

Note 12. Earnings Per Share
The following table sets forth the computations of basic and diluted earnings per common share (amounts in millions, except per share data):

	2025	2024	2023
Net income attributable to Teledyne	$894.8	$819.2	$885.7
Basic earnings per common share:
Weighted average common shares outstanding	46.8	47.0	47.1

Basic earnings per common share	$19.12	$17.43	$18.80

Diluted earnings per share:
Weighted average common shares outstanding	46.8	47.0	47.1
Effect of diluted securities (primarily stock options)	0.6	0.6	0.8
Weighted average diluted common shares outstanding	47.4	47.6	47.9

Diluted earnings per common share	$18.88	$17.21	$18.49
In 2024 and 2023, the Company excluded 0.2 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. In 2025, the amount of excluded stock options in the computation of diluted earnings per share was not material.

Note 13. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI for the fiscal years ended December 28, 2025, and December 29, 2024 (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 31, 2023	$(392.7)	$8.2	$(249.6)	$(634.1)
Other comprehensive income (loss) before reclassifications	(209.6)	(6.0)	—	(215.6)
Amounts reclassified from AOCI	—	(4.4)	14.2	9.8
Net other comprehensive income (loss)	(209.6)	(10.4)	14.2	(205.8)
Balance as of December 29, 2024	(602.3)	(2.2)	(235.4)	(839.9)
Other comprehensive income (loss) before reclassifications	376.8	2.7	—	379.5
Amounts reclassified from AOCI	—	—	35.0	35.0
Net other comprehensive income (loss)	376.8	2.7	35.0	414.5
Balance as of December 28, 2025	$(225.5)	$0.5	$(200.4)	$(425.4)
The reclassification out of AOCI for the fiscal years ended December 28, 2025, and December 29, 2024, are as follows (in millions):

	2025	2024
	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$—	$(6.0)	See Note 14
Income tax impact	—	1.6	Provision for income taxes
Total	$—	$(4.4)

Amortization of defined benefit pension and postretirement plan items:
Amortization of net prior service cost (income)	$0.3	$(0.4)	Cost and expenses
Amortization of net actuarial loss	11.5	11.7	Cost and expenses
Pension adjustments	34.5	7.3	See Note 10
Total before tax	46.3	18.6
Income tax impact	(11.3)	(4.4)	Provision for income taxes
Total	$35.0	$14.2
Note 14. Derivative Instruments and Hedging Activities
The Company’s primary exposure to market risk relates to changes in foreign currency exchange rates and interest rates. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and reduce the volatility of reported earnings. During 2025, the Company entered into certain derivative contracts to reduce the volatility from translation of the Company’s euro denominated net investments. The Company does not use derivative contracts for speculative or trading purposes.
The Company mitigates exposure to foreign currency exchange rates and interest rates primarily through the following:
Designated Hedging Activities
The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for the Canadian companies and in British pounds for the UK companies. As of December 28, 2025, foreign currency forward contracts in Canadian dollars designated as cash flow hedges have maturities ranging from March 2026 to May 2026. As of December 28, 2025, foreign currency forward contracts in British pounds designated as cash flow hedges have maturities ranging from March 2026 to February 2027.

The Company utilizes cross-currency swaps to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In 2025, the Company entered cross-currency swaps designated as net investment hedges with a total notional amount of €450.0 million to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps mature between September 2026 and September 2030.
The Company converted a U.S. dollar denominated, variable rate debt obligation of a European subsidiary into a euro fixed rate obligation using a receive float, pay fixed cross-currency swap to reduce the variability of interest rates. This cross-currency swap matured in October 2024.
Non-Designated Hedging Activities
The Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. These foreign currency forward contracts are not designated as accounting hedges. The gain or loss resulting from a change in fair value of a derivative instrument that is not designated an accounting hedge is recognized immediately in earnings and is intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
Derivative Instruments
The following is a summary of the gain (loss) included in the consolidated statements of income (loss) and comprehensive income (loss) related to the derivative instruments described above (in millions):

	2025	2024
Net gain (loss) recognized in AOCI—Foreign Exchange Contracts (a)	$3.5	$(8.2)
Net gain (loss) recognized in AOCI—Cross-Currency Swap Contracts (a)	$(36.1)	$—
Net gain (loss) reclassified from AOCI into revenue/cost of sales—Foreign Exchange Contracts (a)	$—	$1.1
Net gain (loss) reclassified from AOCI into other income and expense, net—Foreign Exchange Contracts (b)	$—	$22.7
Net gain (loss) reclassified from AOCI into interest expense—Foreign Exchange Contracts	$—	$(17.9)
Net gain (loss) recognized in other income and expense, net—Foreign Exchange Contracts	$37.8	$(43.6)
(a) Effective portion, pre-tax
(b) Amount reclassified to offset earnings impact of liability hedged by cross-currency swap, used to hedge debt
Net deferred gains recorded in AOCI for the forward contracts that will mature in the next 12 months total $0.5 million, net of taxes. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item.
The following is a summary of notional amounts and fair values of the Company’s derivatives recorded in the consolidated balance sheets presented by instrument type and use (in millions):

	Notional Amount		Fair Value Asset		Fair Value Liability
	2025	2024	2025	2024	2025	2024
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$52.2	$83.3	$0.5	$—	$—	$(3.0)
Cross-currency swap agreements	530.0	—	6.0	—	(40.4)	—
Total derivatives designated as hedging instruments	$582.2	$83.3	$6.5	$—	$(40.4)	$(3.0)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	815.6	974.8	15.5	1.0	(1.4)	(13.9)
Total derivatives	$1,397.8	$1,058.1	$22.0	$1.0	$(41.8)	$(16.9)
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

Financial Instruments Recorded at Fair Value
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 hierarchy information as defined by the accounting policies (in millions):

	December 28, 2025	December 29, 2024
Assets:
Foreign currency forward contracts	$16.0	$1.0
Cross-currency swaps	6.0	—
Total assets recorded at fair value	$22.0	$1.0
Liabilities:
Foreign currency forward contracts	$(1.4)	$(16.9)
Cross-currency swaps	(40.4)	—
Total liabilities recorded at fair value	$(41.8)	$(16.9)
Net derivatives at fair value	$(19.8)	$(15.9)
Gross derivative assets and liabilities are subject to legally enforceable master netting agreements, for which the Company has not elected to present net amounts on the consolidated balance sheets. The effect of such right of setoff on the Company’s financial position were $0.4 million and $0.2 million, as of December 28, 2025, and December 29, 2024, respectively.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a Level 2 and is valued based on observable market data. As of December 28, 2025, and December 29, 2024, the aggregate fair values of borrowings were $2,359.5 million and $2,395.0 million, respectively, and the carrying values were $2,489.0 million and $2,666.2 million, respectively.
The cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.
Note 16. Leases
Operating Leases
Teledyne has more than 150 long-term operating lease agreements for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for non-lease components such as utilities, taxes, insurance and maintenance expense. The Company accounts for lease and non-lease components as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At December 28, 2025, and December 29, 2024, Teledyne has right-of-use assets of $156.1 million and $128.6 million, respectively, included in non-current other assets, net, on the consolidated balance sheets.
At December 28, 2025, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

2026	$40.9
2027	37.2
2028	29.1
2029	22.1
2030	18.7
Thereafter	51.7
Total minimum lease payments	199.7
Less:
Imputed interest	(33.0)
Current portion (included in current accrued liabilities)	(32.0)
Present value of minimum lease payments, net of current portion (included in other long-term liabilities)	$134.7

The weighted average remaining lease term for operating leases is approximately 6.6 years, and the weighted average discount rate is approximately 4.93%. Rental expense under operating leases, including leases with a term of 12 months or less, net of immaterial sublease income, was $46.1 million in 2025, $47.9 million in 2024 and $43.9 million in 2023. Variable lease expense was $0.9 million in 2025, $1.3 million in 2024 and $1.6 million in 2023. Cash paid for amounts included in the measurement of lease liabilities was $43.7 million for 2025 and $39.5 million for 2024. Right-of-use assets obtained in exchange for lease obligations was $48.5 million for 2025 and $13.8 million for 2024.
Finance Leases and Subleases
The Company’s finance leases and subleases are not material.
Note 17. Commitments and Contingencies
Trade Compliance Matters
The Company has made voluntary disclosures to the U.S. Department of State and the U.S. Department of Commerce, including to the BIS, with respect to Teledyne FLIR shipments of products from non-U.S. jurisdictions which were not licensed due to an incorrect de minimis calculation methodology under the Export Administration Regulations. The Company has also made voluntary disclosures to export authorities in jurisdictions outside the United States for certain potential violations of local export laws. The Company accrues amounts associated with potential violations to the extent a loss, penalty or other government action becomes probable and can be reasonably estimated. An unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.
Environmental Remediation Obligations
At December 28, 2025, the Company’s reserves for environmental remediation obligations totaled $6.0 million, of which $2.9 million is included in current accrued liabilities and the remainder included in other long-term liabilities. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Other Claims and Legal Matters
In December 2025, Teledyne RISI, Inc. d/b/a Teledyne Electronic Safety Products (“TESP”) reached a final settlement agreement with U.S. Department of Justice, on behalf of the Department of the Air Force and the Department of the Navy, regarding a civil false claims investigation relating to certain electronic modules manufactured between November 2011 and June 2012 for an ejection seat sequencer program. By entering a negotiated settlement, which included the payment by TESP of $1.5 million, TESP admitted no wrongdoing and sought to avoid the costs and expense of potential protracted litigation.
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

Note 18. Subsequent Events
In the first quarter of 2026, the Company acquired DD-Scientific Holdings Limited and its subsidiary DD-Scientific Limited (together, “DD-Scientific”) for approximately $53.0 million in cash, net of cash acquired and subject to certain adjustments. DD-Scientific, founded in 2011 and headquartered in Fareham, UK, develops and manufactures high-performance gas sensors for critical applications in industries including industrial safety, healthcare and environmental compliance. DD-Scientific will be included within the Instrumentation segment.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 28, 2025, December 29, 2024 and December 31, 2023
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions and Other (a)	Balance at End of Period
Fiscal Year 2025
Allowance for doubtful accounts	$15.5	(0.4)	—	(4.1)	$11.0
Environmental reserves	$6.5	0.2	—	(0.7)	$6.0

Fiscal Year 2024
Allowance for doubtful accounts	$11.5	6.4	—	(2.4)	$15.5
Environmental reserves	$5.4	1.6	—	(0.5)	$6.5

Fiscal Year 2023
Allowance for doubtful accounts	$11.7	0.7	—	(0.9)	$11.5
Environmental reserves	$5.8	—	—	(0.4)	$5.4
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

4.4	Form of 1.600% Notes due 2026 (form included as Exhibit C to the First Supplemental Indenture files as Exhibit 4.3)

4.5	Form of 2.250% Notes due 2028 (form included as Exhibit D to the First Supplemental Indenture filed as Exhibit 4.3)

4.6	Form of 2.750% Notes due 2031 (form included as Exhibit E to the First Supplemental Indenture filed as Exhibit 4.3)

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

10.12
Performance Plan - Summary Plan Description for awards made after January 1, 2025 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024) (File No. 1-15295)†

10.13
Ninth Amended and Restated Employment Agreement, dated as of December 16, 2025, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2025 File No. 1-15295)†

10.14
Retirement, Severance and General Release Agreement, dated as of April 30, 2025, by Edwin Roks and Teledyne Technologies Incorporated (incorporated by reference to the Amendment No. 1 to the Company’s Current Report on Form 8-K dated April 28, 2025 (file No. 1-15205))†

10.15
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.16
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year end January 3, 2016(File No. 1-15295)†

10.17
Change in Control Severance Agreement, dated as of September 1, 2012, by and among Teledyne Technologies Incorporated and George C. Bobb III (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 File No. 1-15295)†

10.18	Amendment to Change in Control Severance Agreement, dated as of February 17, 2026 by and among Teledyne Technologies Incorporated and George C. Bobb III*†

10.19
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year end December 29, 2013 (File No. 1-15295))†

10.20
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Stephen F. Blackwood (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2023 (File No. 1-15295))†

10.21
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†

10.22
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))

10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

10.32
First Amendment to the Term Loan Credit Agreement, dated as of April 26, 2023, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2023 File No. 1-15295)

10.33
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

19.1
Teledyne Policy on Insider Trading; Purchases and Sales of Company Securities (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report of Form 10-K dated December 29, 2024) (File No. 1-15295)

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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 28, 2025: (i) the Consolidated Statement of Income (Loss), (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 20, 2026.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ George C. Bobb III
George C. Bobb III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ George C. Bobb III	President and Chief Executive Officer and Director	February 20, 2026
	George C. Bobb III	(Principal Executive Officer)

	/s/ Stephen F. Blackwood	Executive Vice President and Chief Financial Officer	February 20, 2026
	Stephen F. Blackwood	(Principal Financial Officer)

	/s/ Cynthia Belak	Senior Vice President and Controller	February 20, 2026
	Cynthia Belak	(Principal Accounting Officer)

	/s/ Robert Mehrabian	Executive Chairman and Director	February 20, 2026
Robert Mehrabian

	*	Director	February 20, 2026
Laura A. Black

	*	Director	February 20, 2026
Kenneth C. Dahlberg

	*	Director	February 20, 2026
Michelle A. Kumbier

	*	Director	February 20, 2026
Simon M. Lorne

	*	Director	February 20, 2026
Robert A. Malone

	*	Director	February 20, 2026
Vincent J. Morales

	*	Director	February 20, 2026
Jane C. Sherburne

	*	Director	February 20, 2026
Michael T. Smith

	*	Director	February 20, 2026
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1