Form 10-Q
period 2026-03-29
TELEDYNE TECHNOLOGIES INC
filed 2026-04-24
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
Yes  ☐    No  ☒
There were 46,329,138 shares of common stock, $.01 par value per share, outstanding as of April 15, 2026.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE FIRST QUARTER ENDED MARCH 29, 2026 AND MARCH 30, 2025
(Unaudited — Amounts in millions, except per share amounts)

	First Quarter
	2026	2025
Net sales	$1,560.1	$1,449.9
Costs and expenses
Cost of sales	886.3	830.4
Selling, general and administrative	237.4	233.9
Research and development	84.6	74.3
Acquired intangible asset amortization	57.6	52.0
Total costs and expenses	1,265.9	1,190.6
Operating income (loss)	294.2	259.3
Interest and debt income (expense), net	(12.3)	(17.3)
Non-service retirement benefit income (expense), net	2.7	2.8
Other income (expense), net	(5.9)	(5.9)
Income (loss) before income taxes	278.7	238.9
Provision (benefit) for income taxes	51.9	50.1
Net income (loss) including noncontrolling interest	226.8	188.8
Less: Net income (loss) attributable to noncontrolling interest	—	0.2
Net income (loss) attributable to Teledyne	$226.8	$188.6

Basic earnings per common share	$4.90	$4.03
Weighted average common shares outstanding	46.3	46.8

Diluted earnings per common share	$4.85	$3.99
Weighted average diluted common shares outstanding	46.8	47.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE FIRST QUARTER ENDED MARCH 29, 2026 AND MARCH 30, 2025
(Unaudited — Amounts in millions)

	First Quarter
	2026	2025
Net income (loss) including noncontrolling interest	$226.8	$188.8
Other comprehensive income (loss):
Foreign exchange translation adjustment	(63.9)	150.8
Hedge activity, net of tax	(0.8)	1.3
Pension and postretirement benefit adjustments, net of tax	2.5	1.5
Other comprehensive income (loss)	(62.2)	153.6
Comprehensive income (loss) including noncontrolling interest	164.6	342.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	0.2
Comprehensive income (loss) attributable to Teledyne	$164.6	$342.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in millions, except share amounts)

	March 29, 2026	December 28, 2025
Assets
Current Assets
Cash and cash equivalents	$521.4	$352.4
Accounts receivable, net	969.2	992.4
Unbilled receivables, net	419.0	374.6
Inventories, net	1,121.6	1,043.3
Prepaid expenses and other current assets	291.8	292.9
Total current assets	3,323.0	3,055.6
Property, plant and equipment, net of accumulated depreciation and amortization of $1,125.5 at March 29, 2026 and $1,107.9 at December 28, 2025	836.8	839.1
Goodwill	8,687.5	8,687.6
Acquired intangibles, net	2,047.6	2,100.1
Prepaid pension assets	290.8	286.2
Other assets, net	307.3	316.7
Total Assets	$15,493.0	$15,285.3
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$541.4	$486.6
Accrued liabilities	900.6	923.4
Current portion of long-term debt	450.1	450.1
Total current liabilities	1,892.1	1,860.1
Long-term debt, net of current portion	2,026.2	2,025.3
Long-term deferred tax liabilities	383.6	369.6
Other long-term liabilities	486.7	516.4
Total Liabilities	4,788.6	4,771.4
Commitments and contingencies (see Note 15)
Redeemable Noncontrolling Interest	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares—none	—	—
Common stock, $0.01 par value; issued shares: 47,417,939 at March 29, 2026 and 47,424,847 at December 28, 2025; outstanding shares: 46,328,578 at March 29, 2026 and 46,185,578 at December 28, 2025	0.5	0.5
Additional paid-in capital	4,353.6	4,383.2
Retained earnings	7,367.6	7,140.8
Treasury stock, 1,089,361 shares at March 29, 2026 and 1,239,269 at December 28, 2025	(529.7)	(585.2)
Accumulated other comprehensive income (loss)	(487.6)	(425.4)
Total Stockholders’ Equity	10,704.4	10,513.9
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$15,493.0	$15,285.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 28, 2025	$0.5	$4,383.2	$(585.2)	$7,140.8	$(425.4)	$10,513.9
Net income (loss)	—	—	—	226.8	—	226.8
Other comprehensive income (loss), net of tax	—	—	—	—	(62.2)	(62.2)
Treasury stock issued	—	(58.4)	58.4	—	—	—
Treasury stock repurchased, including excise tax	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and other	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	—	28.9	—	—	—	28.9
Balance, March 29, 2026	$0.5	$4,353.6	$(529.7)	$7,367.6	$(487.6)	$10,704.4

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2024	$0.5	$4,414.5	$(292.4)	$6,266.7	$(839.9)	$9,549.4
Net income (loss)	—	—	—	188.6	—	188.6
Other comprehensive income (loss), net of tax	—	—	—	—	153.6	153.6
Treasury stock issued	—	(61.3)	61.3	—	—	—
Stock-based compensation and other	—	4.1	—	—	—	4.1
Exercise of stock options	—	29.5	—	—	—	29.5
Balance, March 30, 2025	$0.5	$4,386.8	$(231.1)	$6,455.3	$(686.3)	$9,925.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2026 AND MARCH 30, 2025
(Unaudited — Amounts in millions)

	Three Months
	2026	2025
Operating Activities
Net income (loss) including noncontrolling interest	$226.8	$188.8
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	87.2	80.7
Stock-based compensation	5.6	8.9
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(28.5)	(5.6)
Inventories	(86.7)	(33.5)
Accounts payable	60.4	53.1
Deferred taxes and income taxes receivable (payable), net	11.7	19.2
Prepaid expenses and other assets	(13.6)	(3.0)
Accrued expenses and other liabilities	(43.7)	(57.3)
Other operating, net	14.8	(8.7)
Net cash provided by (used in) operating activities	234.0	242.6
Investing Activities
Purchases of property, plant and equipment	(29.7)	(18.0)
Purchases of businesses, net of cash acquired	(53.4)	(757.6)
Other investing, net	—	0.6
Net cash provided by (used in) investing activities	(83.1)	(775.0)
Financing Activities
Net proceeds from (repayments on) credit facility	—	315.0
Proceeds from (payments on) other debt	(0.2)	(0.1)
Proceeds from exercise of stock options	28.9	29.5
Other financing, net	(10.3)	(4.8)
Net cash provided by (used in) financing activities	18.4	339.6
Effects of exchange rate changes on cash	(0.3)	4.5
Change in cash and cash equivalents	169.0	(188.3)
Cash and cash equivalents—beginning of period	352.4	649.8
Cash and cash equivalents—end of period	$521.4	$461.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 29, 2026
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (“2025 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of March 29, 2026, and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the first quarter ended March 29, 2026. The results of operations and cash flows for the first quarter ended March 29, 2026, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
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
Other ASUs issued but not effective until after March 29, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 2. Business Acquisitions
2026 Acquisitions
DD-Scientific
In the first quarter of 2026, the Company acquired DD-Scientific Holdings Limited and its subsidiary DD-Scientific Limited (together, “DD-Scientific”) for approximately $53.4 million in cash, net of cash acquired and subject to certain adjustments. DD-Scientific, founded in 2011 and headquartered in Fareham, UK, develops and manufactures high-performance gas sensors for critical applications in industries including industrial safety, healthcare and environmental compliance. DD-Scientific will be included within the Instrumentation segment. Goodwill resulting from the DD-Scientific acquisition will not be deductible for tax purposes.
2025 Acquisitions
TransponderTech
During the fourth quarter of 2025, the Company acquired the TransponderTech business headquartered in Linkoping, Sweden from Saab AB for approximately $58.2 million in cash, net of cash acquired. The TransponderTech business includes a portfolio of connected commercial maritime products, including Automatic Identification System, Very High Frequency Data Exchange System and Global Navigation Satellite System technologies. TransponderTech is part of the Digital Imaging segment. The Company funded the acquisition from cash on hand. Goodwill resulting from the TransponderTech acquisition will not be deductible for tax purposes.
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
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for the acquisitions made in 2026 and 2025 (in millions):

	2026
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
DD-Scientific	January 14, 2026	$53.4	$35.5	$11.0
Total		$53.4	$35.5	$11.0
(a) Net of cash acquired

	2025
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
TransponderTech	October 31, 2025	$58.2	$40.1	$14.8
Qioptiq	February 3, 2025	702.8	428.7	208.2
Micropac	December 30, 2024	51.2	5.0	8.1
Total		$812.2	$473.8	$231.1
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired was recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for TransponderTech and DD-Scientific are provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions both individually and in the aggregate were not material to the Company’s financial results. The significant factors that resulted in recognition of goodwill for the 2026 and 2025 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.

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
In the first quarter of 2026, the Company completed one acquisition, and the financial results of this acquisition have been included since the date of the acquisition and is part of the Instrumentation segment. In 2025, the Company completed four acquisitions, and the financial results of these acquisitions have been included since the date of the acquisition and are part of the Digital Imaging and Aerospace and Defense Electronics segments. See Note 2 to these condensed consolidated financial statements for information regarding these 2026 and 2025 acquisitions.
Information for the Company’s business segments was as follows (in millions):

	First Quarter Ended March 29, 2026
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$816.9	$361.4	$277.5	$104.3	$1,560.1
Costs and expenses
Cost of sales	447.6	190.2	162.7	85.8	886.3
Selling, general and administrative	127.2	54.2	30.4	6.6	218.4
Research and development	52.4	25.1	6.9	0.2	84.6
Acquired intangible asset amortization	48.0	3.5	6.1	—	57.6
Segment Operating income (loss)	$141.7	$88.4	$71.4	$11.7	$313.2
Reconciliation to Income (loss) before income taxes
Corporate expense					(19.0)
Interest and debt expense, net					(12.3)
Non-service retirement benefit income					2.7
Other income (expense), net					(5.9)
Income (loss) before income taxes					$278.7
(a) Net sales exclude inter-segment sales of $5.3 million for the first quarter of 2026.

	First Quarter Ended March 30, 2025
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$757.0	$343.3	$242.5	$107.1	$1,449.9
Costs and expenses
Cost of sales	422.5	173.5	144.2	90.2	830.4
Selling, general and administrative	122.7	49.7	33.2	6.1	211.7
Research and development	44.1	24.2	6.0	—	74.3
Acquired intangible asset amortization	45.4	3.2	3.4	—	52.0
Segment Operating income (loss)	$122.3	$92.7	$55.7	$10.8	$281.5
Reconciliation to Income (loss) before income taxes
Corporate expense					(22.2)
Interest and debt expense, net					(17.3)
Non-service retirement benefit income					2.8
Other income (expense), net					(5.9)
Income (loss) before income taxes					$238.9
(a) Net sales exclude inter-segment sales of $3.8 million for the first quarter of 2025.
Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. All other segments each contain one product line.
The table below provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2026	2025
Marine Instrumentation	$175.3	$161.8
Environmental Instrumentation	116.2	108.9
Test and Measurement Instrumentation	69.9	72.6
Total	$361.4	$343.3
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.
Identifiable assets for the Company’s business segments was as follows (in millions):

Identifiable assets:	March 29, 2026	December 28, 2025
Digital Imaging	$11,325.2	$11,303.3
Instrumentation	1,870.9	1,794.3
Aerospace and Defense Electronics	1,509.3	1,498.2
Engineered Systems	205.3	184.1
Total segment identifiable assets	14,910.7	14,779.9
Corporate	582.3	505.4
Total Teledyne identifiable assets	$15,493.0	$15,285.3
Note 4. Revenue Recognition and Contract Balances
Approximately 60% of the Company’s revenue was recognized at a point in time, with the remaining 40% of revenue recognized over time. The Company disaggregates its revenue from contracts with customers by customer type and geographic region for each segment, as management believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

	First Quarter Ended March 29, 2026			First Quarter Ended March 29, 2026
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$185.4	$631.5	$816.9	$402.7	$224.1	$125.6	$64.5	$816.9
Instrumentation	30.8	330.6	361.4	143.3	113.8	60.1	44.2	361.4
Aerospace and Defense Electronics	100.7	176.8	277.5	169.3	72.2	24.1	11.9	277.5
Engineered Systems	88.2	16.1	104.3	103.2	—	0.1	1.0	104.3
Total	$405.1	$1,155.0	$1,560.1	$818.5	$410.1	$209.9	$121.6	$1,560.1
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	First Quarter Ended March 30, 2025			First Quarter Ended March 30, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$161.7	$595.3	$757.0	$355.9	$188.2	$139.7	$73.2	$757.0
Instrumentation	27.3	316.0	343.3	148.0	102.5	58.8	34.0	343.3
Aerospace and Defense Electronics	90.2	152.3	242.5	159.1	50.9	23.0	9.5	242.5
Engineered Systems	92.6	14.5	107.1	106.3	—	0.3	0.5	107.1
Total	$371.8	$1,078.1	$1,449.9	$769.3	$341.6	$221.8	$117.2	$1,449.9
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination
With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed-price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed-price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the first quarter ended March 29, 2026, approximately 46% of net sales in the Engineered Systems segment was derived from fixed-price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	March 29, 2026	December 28, 2025
Accrued liabilities	$404.4	$369.6
Other long-term liabilities	32.6	33.6
Total contract liabilities	$437.0	$403.2
The Company recognized revenue of $95.2 million during the first quarter ended March 29, 2026, from contract liabilities that existed at the beginning of the year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March 29, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $4,867.4 million. The Company expects approximately 71% of remaining performance obligations to be recognized into revenue within the next 12 months, with the remaining 29% recognized thereafter.

Changes in Contract Estimates at Completion
For over time contracts using the cost-to-cost method, the Company has an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of the performance obligations. This EAC process requires management’s judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates and making assumptions for scheduling and technical issues. The majority of revenue recognized over time uses an EAC process. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly.
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first quarter of 2026 was $8.6 million of favorable operating income compared with $2.3 million of favorable operating income in the first quarter of 2025, with the first quarter of 2026 primarily related to favorable changes within the Digital Imaging segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income (loss) for any period presented.
Note 5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 28, 2025	$7,065.8	$986.9	$617.3	$17.6	$8,687.6
Current year acquisitions	—	35.5	—	—	35.5
Foreign currency changes and other	(26.6)	(7.4)	(1.6)	—	(35.6)
Balance at March 29, 2026	$7,039.2	$1,015.0	$615.7	$17.6	$8,687.5
Acquired intangible assets
Acquired intangible assets consisted of the following (in millions):

	March 29, 2026			December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary technology	$1,822.5	$1,045.4	$777.1	$1,838.1	$1,014.5	$823.6
Customer list/relationships/backlog	787.8	336.1	451.7	788.8	326.9	461.9
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Definite-lived trademarks	42.9	15.8	27.1	34.8	13.6	21.2
Total acquired intangible assets subject to amortization	2,654.7	1,398.8	1,255.9	2,663.2	1,356.5	1,306.7
Acquired intangible assets not subject to amortization:
Indefinite-lived trademarks	791.7	—	791.7	793.4	—	793.4
Total acquired intangible assets	$3,446.4	$1,398.8	$2,047.6	$3,456.6	$1,356.5	$2,100.1
An evaluation of the carrying value of goodwill and indefinite-lived intangibles is required to be performed on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Based on the results of the Company’s annual assessment in the fourth quarter of 2025, all reporting units with the exception of the FLIR reporting unit in the Digital Imaging segment had estimated fair values that significantly exceeded their respective carrying value. For all reporting units, including the FLIR reporting unit, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the reporting unit is below its carrying value. As such, no interim impairment review was required. The Company will perform its annual analysis during the fourth quarter of 2026.
Based on the results of the Company’s annual assessment in the fourth quarter of 2025, the estimated fair value of all material indefinite-lived trademarks, with the exception of the FLIR indefinite-lived trademark, significantly exceeded their respective carrying value. For all indefinite-lived trademarks, including the FLIR trademark, there have been no events or changes in circumstances which indicate that it is more likely than not that the fair value of the trademark is below its carrying value. As such, no interim impairment review was required. The Company will perform its annual analysis during the fourth quarter of 2026.
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $298.9 million and $136.0 million of cash equivalents at March 29, 2026, and December 28, 2025, respectively. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.
Accounts Receivable, Net
Accounts receivable is presented net of an allowance for estimated credit losses of $11.1 million at March 29, 2026 and $11.0 million at December 28, 2025.
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

	Balance at
	March 29, 2026	December 28, 2025
Raw materials and supplies	$711.4	$648.9
Work in process	234.5	210.0
Finished goods	175.7	184.4
Total inventories, net	$1,121.6	$1,043.3
Product Warranty Costs
Some of the Company’s products are subject to specified warranties, and the Company reserves for the estimated cost of product warranties on a product-specific basis. Facts and circumstances related to a product warranty matter and cost estimates to return, repair and/or replace the product are considered when establishing a product warranty reserve. The adequacy of the preexisting warranty reserve is assessed regularly, and the reserve is adjusted as necessary based on a review of historical warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

	Three Months
Warranty Reserve (in millions):	2026	2025
Balance at beginning of year	$56.9	$50.2
Product warranty expense	6.7	7.4
Deductions	(7.5)	(3.8)
Acquisition	0.1	0.4
Balance at end of period	$56.2	$54.2

Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	March 29, 2026	December 28, 2025
$1.2 billion credit facility due June 2029	$—	$—
1.60% Fixed Rate Senior Notes due April 2026	450.0	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	427.3	427.3
2.75% Fixed Rate Senior Notes due April 2031	910.8	910.7
Other debt	0.9	1.0
Debt discount and debt issuance costs	(12.7)	(13.6)
Total debt, net	2,476.3	2,475.4
Less: Current portion of long-term debt	(450.1)	(450.1)
Total long-term debt, net of current portion	$2,026.2	$2,025.3
At March 29, 2026, $1,165.8 million was available under the $1.2 billion credit facility after reductions of $34.2 million in outstanding letters of credit. The Company’s bank credit agreements require the Company to comply with various financial and operating covenants, and at March 29, 2026, the Company was in compliance with these covenants. At March 29, 2026, Teledyne has $56.7 million in outstanding letters of credit, including $34.2 million against our credit facility.
Subsequent to the end of the quarter, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026 primarily from cash on hand.
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

	First Quarter
(dollars in millions)	2026	2025
Provision (benefit) for income taxes (a)	$51.9	$50.1
Income (loss) before income taxes	$278.7	$238.9
Effective tax rate	18.6%	21.0%
(a) The first quarter of 2026 and 2025 includes net discrete income tax benefits of $8.0 million and $3.7 million, respectively.
Note 9. Pension Plans

	First Quarter
(in millions)	2026	2025
Service cost—benefits earned during the period	$1.2	$1.5

Pension non-service cost (income)
Interest cost on benefit obligation	$7.3	$7.9
Expected return on plan assets	(13.2)	(13.4)
Amortization of net prior service cost (income)	0.1	0.1
Amortization of net actuarial loss (gain)	3.2	2.8
Pension non-service cost (income)	$(2.6)	$(2.6)

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
Stock-based compensation expense was $5.6 million and $8.9 million for the first quarter of 2026 and 2025, respectively.
Stock option activity for the first quarter of 2026 is as follows:

	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	946,782	$306.37
Exercised	(136,243)	$212.41
Canceled	(4,432)	$237.90
Ending balance	806,107	$322.63
Exercisable at end of period	730,304	$308.11
On April 22, 2026 the Company granted approximately 47,000 stock options at an exercise price of $659.69 per share and a grant date fair value of $253.85 per share.
Restricted stock activity for the first quarter of 2026 is as follows:

	First Quarter
	Shares	Weighted Average Fair Value per Share
Beginning balance	173,727	$434.60
Granted	22,940	$511.31
Vested	(30,724)	$420.84
Forfeited/canceled	(7,605)	$416.77
Ending balance	158,338	$449.24
On April 22, 2026, the Company granted approximately 52,000 time-based restricted stock units with a grant date fair value of $659.69 per share.

Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2026	2025
Weighted average basic common shares outstanding	46.3	46.8
Effect of dilutive securities (primarily stock options)	0.5	0.5
Weighted average diluted common shares outstanding	46.8	47.3
For the first quarter of 2026 and 2025, the Company did not have any stock options that would have been anti-dilutive.
Stock Repurchases
In July 2025, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of Teledyne’s common stock. As of March 29, 2026, $1.6 billion remained available under the repurchase authorization. The authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. The Company currently intends to fund future share repurchases, if any, with cash on hand and available borrowings under the Company’s credit facility. No repurchases under any authorizations were made in the first quarter of 2026.
Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, as applicable, for the first quarter ended March 29, 2026, and March 30, 2025, are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 28, 2025	$(225.5)	$0.5	$(200.4)	$(425.4)
Other comprehensive income (loss) before reclassifications	(63.9)	(0.4)	—	(64.3)
Amounts reclassified from AOCI	—	(0.4)	2.5	2.1
Net other comprehensive income (loss)	(63.9)	(0.8)	2.5	(62.2)
Balance at March 29, 2026	$(289.4)	$(0.3)	$(197.9)	$(487.6)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at December 29, 2024	$(602.3)	$(2.2)	$(235.4)	$(839.9)
Other comprehensive income (loss) before reclassifications	150.8	0.6	—	151.4
Amounts reclassified from AOCI	—	0.7	1.5	2.2
Net other comprehensive income (loss)	150.8	1.3	1.5	153.6
Balance at March 30, 2025	$(451.5)	$(0.9)	$(233.9)	$(686.3)

The reclassifications out of AOCI to net income for the first quarter ended March 29, 2026, and March 30, 2025, are as follows (in millions):

	Amount Reclassified From AOCI for the Quarter Ended March 29, 2026	Amount Reclassified From AOCI for the Quarter Ended March 30, 2025	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(0.5)	$0.9	See Note 13
Income tax impact	0.1	(0.2)	Provision for income taxes
Total	$(0.4)	$0.7

Amortization of defined benefit pension and postretirement plan items:
Amortization of net prior service cost (income)	$0.1	$0.1	Costs and expenses
Amortization of net actuarial loss	3.2	1.8	Costs and expenses
Total before tax	3.3	1.9
Income tax impact	(0.8)	(0.4)	Provision for income taxes
Total	$2.5	$1.5
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
The Company mitigates exposure to foreign currency exchange rates and interest rates primarily through the following:
Designated Hedging Activities
The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for the Canadian companies, and in British pounds for the UK companies. As of March 29, 2026, foreign currency forward contracts in Canadian dollars designated as cash flow hedges have maturities ranging from June 2026 to February 2027. As of March 29, 2026, foreign currency forward contracts in British pounds designated as cash flow hedges have maturities ranging from June 2026 to February 2027.
The Company utilizes cross-currency swaps to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The Company has cross-currency swaps designated as net investment hedges with a total notional amount of €450.0 million to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps mature between September 2026 and September 2030.
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

Derivative Instruments
The following is a summary of the gain (loss) included in the condensed consolidated statements of income (loss) and comprehensive income (loss) related to the derivative instruments described above (in millions):

	First Quarter
	2026	2025
Net gain (loss) recognized in AOCI—Foreign Exchange Contracts (a)	$(0.4)	$0.8
Net gain (loss) recognized in AOCI—Cross-Currency Swap Contracts (a)	$12.1	$(5.5)
Net gain (loss) reclassified from AOCI into revenue/cost of sales—Foreign Exchange Contracts (a)	$0.5	$(0.9)
Net gain (loss) recognized in other income and expense, net—Foreign Exchange Contracts	$(14.0)	$11.4
(a) Effective portion, pre-tax
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
The following is a summary of notional amounts and fair values of the Company’s derivatives recorded in the condensed consolidated balance sheets presented by instrument type and use (in millions):

	Notional Amount		Fair Value Asset		Fair Value Liability
	March 29, 2026	December 28, 2025	March 29, 2026	December 28, 2025	March 29, 2026	December 28, 2025
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$106.4	$52.2	$0.1	$0.5	$(0.5)	$—
Cross-currency swap agreements	518.7	530.0	6.7	6.0	(27.0)	(40.4)
Total derivatives designated as hedging instruments	$625.1	$582.2	$6.8	$6.5	$(27.5)	$(40.4)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$641.9	$815.6	$1.4	$15.5	$(16.4)	$(1.4)
Total derivatives	$1,267.0	$1,397.8	$8.2	$22.0	$(43.9)	$(41.8)
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
Financial Instruments Recorded at Fair Value
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 hierarchy information as defined by the accounting policies (in millions):

	Balance at
	March 29, 2026	December 28, 2025
Assets:
Foreign currency forward contracts	$1.5	$16.0
Cross-currency swaps	6.7	6.0
Total assets recorded at fair value	$8.2	$22.0
Liabilities:
Foreign currency forward contracts	$(16.9)	$(1.4)
Cross-currency swaps	(27.0)	(40.4)
Total liabilities recorded at fair value	$(43.9)	$(41.8)
Net derivatives at fair value	$(35.7)	$(19.8)
Gross derivative assets and liabilities are subject to legally enforceable master netting agreements, for which the Company has not elected to present net amounts on the condensed consolidated balance sheets. The effect of such right of setoff on the Company’s financial position was $0.5 million and $0.4 million as of March 29, 2026, and December 28, 2025, respectively.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a Level 2 and is valued based on observable market data. As of March 29, 2026, and December 28, 2025, the aggregate fair values of the Company’s borrowings were $2,338.8 million and $2,359.5 million, respectively, and the carrying value was $2,489.0 million as of March 29, 2026 and December 28, 2025.

Note 15. Commitments and Contingencies
Trade Compliance Matters
The Company has made voluntary disclosures for certain potential violations of trade compliance laws to applicable U.S. Government authorities, including the U.S. Department of State and the U.S. Department of Commerce. The Company has also made voluntary disclosures to authorities in jurisdictions outside the United States for certain potential violations of local export and import laws. The Company accrues amounts associated with potential violations to the extent a loss, penalty or other government action becomes probable and can be reasonably estimated. An unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such outcome becomes estimable or known.
In February 2026, Teledyne FLIR LLC, together with certain of its legacy affiliates, reached a settlement agreement with the U.S. Department of Commerce’s Bureau of Industry and Security (BIS), concerning alleged export control compliance issues and subsequently paid a civil penalty of $1.0 million. These matters largely relate to historical conduct at FLIR Systems, Inc., which was acquired by Teledyne in May 2021. There were 19 proposed charges of alleged export violations, including inaccurate application of the BIS “de minimis” rule to foreign-produced products exported from abroad, failure of an affiliate in China to maintain the required records, and several export shipments to an address in Hong Kong on the BIS Entity List that were not identified by the screening software used by the company. The settlement amount reflects that these matters were voluntarily disclosed and that Teledyne cooperated fully with the government’s review and worked to enhance Teledyne FLIR’s export compliance program since the acquisition.
Environmental Remediation Obligations
At March 29, 2026, the Company’s reserves for environmental remediation obligations totaled $5.9 million, of which $3.0 million is included in current accrued liabilities. At December 28, 2025, the Company’s reserves for environmental remediation obligations totaled $6.0 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Other Claims and Legal Matters
In December 2025, Teledyne RISI, Inc. d/b/a Teledyne Electronic Safety Products (“TESP”) reached a final settlement agreement with the U.S. Department of Justice, on behalf of the Department of the Air Force and the Department of the Navy, regarding a civil false claims investigation relating to certain electronic modules manufactured between November 2011 and June 2012 for an ejection seat sequencer program. By entering a negotiated settlement, which included the payment by TESP of $1.5 million, TESP admitted no wrongdoing and sought to avoid the costs and expense of potential protracted litigation.
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
Trends and Other Matters Affecting Our Business
The global trade environment continues to be highly dynamic. There have been continuing significant tariffs and trade sanctions between the United States and other countries, including China. China has also restricted the export of certain rare earth minerals that we use in our products, which could disrupt the supply chain for these minerals and components made from these materials. Tariffs, trade restrictions and retaliatory measures could result in revenue reductions, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows. Our manufacturing facilities span across many countries which helps us mitigate the impact of certain tariffs and trade restrictions. Also, consistent with our strategy, we continually optimize our operations and take measures to contain costs to reduce the impact from tariffs. We may also implement additional pricing actions to mitigate the impact of these tariffs. We have been working to minimize potential delivery delays and shortages of components and raw materials needed for certain products we manufacture. To date, we believe our strategies have helped minimize our exposure to these conditions. In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs. Significant uncertainty exists regarding the timing and amount of any potential tariff refunds. We will continue to assess these developments as additional information becomes available.
To date, we have not been materially impacted by the current conflict in the Middle East; however, the conflict has increased the disruption, instability and volatility in global markets and industries, and could negatively impact our operations. If the ongoing conflict intensifies or expands, it could adversely affect our business, supply chain, partners or customers. Given the fluid and evolving nature of the conflict, we are unable to predict the full extent of the impact of the conflict on Teledyne at this time.
U.S. Government shutdowns could negatively impact our businesses. Previous U.S. Government shutdowns have resulted in delays in anticipated contract awards, issuances of export licenses, shipments and payments of invoices for several of our businesses.
The Company is currently benefiting from increased global defense spending.
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
Results of Operations

	First Quarter		%
(dollars in millions)	2026	2025	Change
Net sales	$1,560.1	$1,449.9	7.6%
Costs and expenses
Cost of sales	886.3	830.4	6.7%
Selling, general and administrative	237.4	233.9	1.5%
Research and development	84.6	74.3	13.9%
Acquired intangible asset amortization	57.6	52.0	10.8%
Total costs and expenses	1,265.9	1,190.6	6.3%
Operating income (loss)	294.2	259.3	13.5%
Interest and debt income (expense), net	(12.3)	(17.3)	(28.9)%
Non-service retirement benefit income (expense)	2.7	2.8	(3.6)%
Other income (expense), net	(5.9)	(5.9)	—%
Income before income taxes	278.7	238.9	16.7%
Provision (benefit) for income taxes	51.9	50.1	3.6%
Net income (loss) including noncontrolling interest	226.8	188.8	20.1%
Less: Net income (loss) attributable to noncontrolling interest	—	0.2	(100.0)%
Net income (loss) attributable to Teledyne	$226.8	$188.6	20.3%

	First Quarter		%
(dollars in millions)	2026	2025	Change
Net sales (a):
Digital Imaging	$816.9	$757.0	7.9%
Instrumentation	361.4	343.3	5.3%
Aerospace and Defense Electronics	277.5	242.5	14.4%
Engineered Systems	104.3	107.1	(2.6)%
Total net sales	$1,560.1	$1,449.9	7.6%
Operating income (loss):
Digital Imaging	$141.7	$122.3	15.9%
Instrumentation	88.4	92.7	(4.6)%
Aerospace and Defense Electronics	71.4	55.7	28.2%
Engineered Systems	11.7	10.8	8.3%
Corporate expense	(19.0)	(22.2)	(14.4)%
Total operating income (loss)	$294.2	$259.3	13.5%
(a) Net sales exclude inter-segment sales of $5.3 million and $3.8 million for the first quarter of 2026 and 2025, respectively.

First Quarter Results
The following is a discussion of our 2026 first quarter results compared with the first quarter results of 2025. Comparisons are with the corresponding reporting period of 2025 unless noted otherwise.
First quarter of 2026 compared with the first quarter of 2025
Our first quarter of 2026 net sales increased 7.6%, primarily due to higher sales in most segments. Net income attributable to Teledyne for the first quarter of 2026 increased 20.3%, primarily driven by an increase in sales and an increase in overall operating margin. Net income per diluted share was $4.85 for the first quarter of 2026, compared with net income per diluted share of $3.99.
Net Sales
The first quarter of 2026 net sales compared with the first quarter of 2025 reflected higher net sales in the Digital Imaging, Instrumentation and Aerospace and Defense Electronics segments, partially offset by lower net sales in the Engineered Systems segment. The first quarter of 2026 included $33.3 million in incremental sales from recent acquisitions, which are included within the Digital Imaging, Instrumentation and Aerospace and Defense Electronics segments.
Cost of Sales
Cost of sales increased $55.9 million in the first quarter of 2026, primarily driven by higher net sales. Cost of sales as a percentage of net sales decreased for the first quarter of 2026, to 56.8% from 57.3%.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense increased $3.5 million in the first quarter of 2026 primarily due to higher net sales, including net sales related to 2026 and 2025 acquisitions. SG&A expense as a percentage of net sales decreased to 15.2% for the first quarter of 2026 compared with 16.1%. Corporate expense, which is included in SG&A expense, was $19.0 million for the first quarter of 2026 compared with $22.2 million, with the decrease related to lower transaction and integration costs. Stock-based compensation expense was $5.6 million for the first quarter of 2026 compared with $8.9 million.
Research and Development Expense
R&D expense increased $10.3 million in the first quarter of 2026 primarily due to higher R&D expense in the Digital Imaging segment.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first quarter of 2026 was $57.6 million compared with $52.0 million, with the increase primarily related to 2025 and 2026 acquisitions across multiple segments.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the first quarter of 2026 and 2025, pension service expense was $1.2 million and $1.5 million, respectively.
Operating Income
Operating income for the first quarter of 2026 increased 13.5%. The first quarter of 2026, compared with the first quarter of 2025, reflected higher operating income in each segment, including incremental operating income related to 2026 and 2025 acquisitions.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $12.3 million for the first quarter of 2026 compared with $17.3 million, with the decrease related to lower outstanding borrowings compared to the first quarter of 2025. Non-service retirement benefit income was $2.7 million for the first quarter of 2026 compared with $2.8 million. Other income (expense), net, was expense of $5.9 million for the first quarter of 2026 and for the first quarter of 2025. Other income (expense), net, primarily consisted of foreign currency exchange losses for the first quarter of 2026 and for the first quarter of 2025.

Income Tax
The first quarter of both the 2026 and 2025 income tax provision considers income, permanent items, tax credits and various statutory tax rates.

	First Quarter
(dollars in millions)	2026	2025
Provision (benefit) for income taxes (a)	$51.9	$50.1
Income (loss) before income taxes	$278.7	$238.9
Effective tax rate	18.6%	21.0%
(a) The first quarter of 2026 and 2025 includes net discrete income tax benefits of $8.0 million and $3.7 million, respectively.
In July 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law, including provisions to accelerate tax deductions for qualified property and research expense. The Company estimated the 2025 impact in current results which included a cash tax reduction of approximately $30.0 million. The Company will continue to model the elective decisions before the 2025 tax return is filed in 2026. The 2026 impact is estimated to include a cash tax reduction of between $60.0 million and $70.0 million.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office that are not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.
Digital Imaging

	First Quarter		Change
(dollars in millions)	2026	2025	$	%
Net sales	$816.9	$757.0	$59.9	7.9%
Cost of sales	$447.6	$422.5	$25.1	5.9%
Selling, general and administrative expense	$127.2	$122.7	$4.5	3.7%
Research and development expense	$52.4	$44.1	$8.3	18.8%
Acquired intangible asset amortization	$48.0	$45.4	$2.6	5.7%
Operating income	$141.7	$122.3	$19.4	15.9%
As a percentage of net sales:
Cost of sales	54.8%	55.8%
Selling, general and administrative expense	15.6%	16.2%
Research and development expense	6.4%	5.8%
Acquired intangible asset amortization	5.9%	6.0%
Operating income	17.3%	16.2%
First quarter of 2026 compared with the first quarter of 2025
Net sales increased primarily due to higher sales of infrared imaging detectors, components and subsystems for both defense and commercial applications as well as higher surveillance and unmanned air systems for defense applications. Sales of infrared imaging detectors, components and subsystems increased $18.9 million, sales of surveillance increased $8.9 million, and sales of unmanned air systems increased $11.4 million. The first quarter of 2026 included $8.0 million in incremental Digital Imaging sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales, partially offset by favorable product mix. The cost of sales percentage decreased during the period due to favorable product mix. SG&A expense increased primarily due to higher net sales, and SG&A expense as a percentage of net sales decreased. R&D expense and R&D expense as a percentage of net sales increased primarily due to the timing of FLIR product development activities, including both defense and commercial development activities. Acquired intangible asset amortization increased, and acquired intangible asset amortization as a percentage of net sales decreased.
Operating income increased primarily due to higher net sales and favorable product mix, partially offset by higher R&D expense as a percentage of net sales. As a result, operating income as a percentage of net sales increased.

Instrumentation

	First Quarter		Change
(dollars in millions)	2026	2025	$	%
Net sales	$361.4	$343.3	$18.1	5.3%
Cost of sales	$190.2	$173.5	$16.7	9.6%
Selling, general and administrative expense	$54.2	$49.7	$4.5	9.1%
Research and development expense	$25.1	$24.2	$0.9	3.7%
Acquired intangible asset amortization	$3.5	$3.2	$0.3	9.4%
Operating income	$88.4	$92.7	$(4.3)	(4.6)%
As a percentage of net sales:
Cost of sales	52.6%	50.5%
Selling, general and administrative expense	15.0%	14.5%
Research and development expense	6.9%	7.0%
Acquired intangible asset amortization	1.0%	1.0%
Operating income	24.5%	27.0%
First quarter of 2026 compared with the first quarter of 2025
Net sales increased due to higher sales in the Marine Instrumentation and Environmental Instrumentation product lines. Sales of Marine Instrumentation increased $13.5 million due to stronger offshore energy and defense markets. Sales of Environmental Instrumentation increased $7.3 million primarily due to stronger sales of gas detection products. Test and Measurement Instrumentation decreased $2.7 million. The first quarter of 2026 included $5.0 million in incremental Environmental Instrumentation sales from recent acquisitions.
Cost of sales increased due to higher net sales and unfavorable product mix. The cost of sales percentage increased. SG&A expense increased, and SG&A expense as a percentage of net sales increased. R&D expense increased in each product line, and R&D expense as a percentage of net sales decreased slightly.
Operating income and operating income as a percentage of net sales decreased primarily due to unfavorable product mix.

Aerospace and Defense Electronics

	First Quarter		Change
(dollars in millions)	2026	2025	$	%
Net sales	$277.5	$242.5	$35.0	14.4%
Cost of sales	$162.7	$144.2	$18.5	12.8%
Selling, general and administrative expense	$30.4	$33.2	$(2.8)	(8.4)%
Research and development expense	$6.9	$6.0	$0.9	15.0%
Acquired intangible asset amortization	$6.1	$3.4	$2.7	79.4%
Operating income	$71.4	$55.7	$15.7	28.2%
As a percentage of net sales:
Cost of sales	58.6%	59.5%
Selling, general and administrative expense	11.0%	13.7%
Research and development expense	2.5%	2.5%
Acquired intangible asset amortization	2.2%	1.3%
Operating income	25.7%	23.0%
First quarter of 2026 compared with the first quarter of 2025
Net sales increased due to a $36.1 million increase in defense electronics, partially offset by a $1.1 million decrease in aerospace electronics. The first quarter of 2026 included $20.3 million in incremental defense electronics sales from recent acquisitions.
Cost of sales increased due to higher net sales. The cost of sales percentage decreased due to favorable product mix. SG&A expense and SG&A expense as a percentage of net sales decreased due to higher transaction and integration costs in 2025 as a result of acquisitions. R&D expense increased, and R&D expense as a percentage of net sales remained reasonably consistent between the two periods. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales increased primarily due to the 2025 acquisitions.
Operating income increased primarily due to increased net sales, and operating income as a percentage of net sales increased primarily due to favorable product mix.

Engineered Systems

	First Quarter		Change
(dollars in millions)	2026	2025	$	%
Net sales	$104.3	$107.1	$(2.8)	(2.6)%
Cost of sales	$85.8	$90.2	$(4.4)	(4.9)%
Selling, general and administrative expense	$6.6	$6.1	$0.5	8.2%
Research and development expense	$0.2	$—	$0.2	*
Operating income	$11.7	$10.8	$0.9	8.3%
As a percentage of net sales:
Cost of sales	82.3%	84.2%
Selling, general and administrative expense	6.3%	5.7%
Research and development expense	0.2%	—%
Operating income	11.2%	10.1%
* Not meaningful
First quarter of 2026 compared with the first quarter of 2025
Net sales decreased due to lower sales of $2.7 million for engineered products and lower sales of $0.1 million for energy systems.
Cost of sales decreased primarily due to lower net sales and favorable program mix. Cost of sales as a percentage decreased due to favorable program mix. SG&A expense and SG&A expense as a percentage of net sales increased due to higher employee compensation costs.
Operating income increased primarily due to favorable program mix, partially offset by lower net sales and operating income as a percentage of net sales increased due to favorable program mix.
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
Cash and Cash Equivalents
Cash and cash equivalents totaled $521.4 million at March 29, 2026, compared with $352.4 million at December 28, 2025, with the increase primarily related to cash generated from operating activities partially offset by the 2026 acquisition and capital expenditures. Cash equivalents consist of highly liquid money-market mutual funds, with maturities of three months or less when purchased.
Long-term Debt
Total debt, net of unamortized debt discount and debt issuance costs at March 29, 2026, was $2,476.3 million compared with $2,475.4 million at December 28, 2025. Subsequent to the end of the quarter, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026 primarily from cash on hand.
At March 29, 2026, we had $56.7 million in outstanding letters of credit, including $34.2 million against our credit facility.
Our credit facility requires us to comply with various financial and operating covenants and at March 29, 2026, we were in compliance with these covenants and had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements. Available borrowing capacity under the $1.2 billion credit facility, which is reduced by borrowings and $34.2 million in outstanding letters of credit, was $1,165.8 million at March 29, 2026.
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
See Note 7 for additional information regarding our credit facility and long-term debt.
Stock Repurchases
In July 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of our common stock. As of March 29, 2026, $1.6 billion remained available under the repurchase authorization. The authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. We currently intend to fund future share repurchases, if any, with cash on hand and available borrowings under our credit facility. No repurchases under any authorizations were made in the first quarter of 2026.
Cash Flows
Net cash provided by operating activities was $234.0 million for the first three months of 2026 compared with net cash provided by operating activities of $242.6 million, with the decrease primarily driven by higher inventory purchases in 2026 partially offset by favorable operating results.
Net cash used in investing activities was $83.1 million for the first three months of 2026 compared with net cash used in investing activities of $775.0 million. During the first three months of 2026, we spent $53.4 million on acquisitions compared with $757.6 million. Capital expenditures for the first three months of 2026 and 2025 were $29.7 million and $18.0 million, respectively. During 2026, we plan to invest approximately $150 million for capital expenditures, principally to upgrade facilities and manufacturing equipment as well as to support internal growth initiatives.
Net cash provided by financing activities was $18.4 million for the first three months of 2026 compared with net cash provided by financing activities of $339.6 million. The first three months of 2025 included net proceeds from our credit facility of $315.0 million. Subsequent to the end of the quarter, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026 primarily from cash on hand.
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
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to the condensed consolidated financial statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Note 2 of the notes to consolidated financial statements included in Teledyne’s 2025 Form 10-K.

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
Many factors could change anticipated results, including: the impact of the 2026 conflict between the United States and Iran, including among other things, higher energy costs and energy supply constraints, disruptions in shipping, supply shortages of critical materials, including aluminum, metals, chemicals and industrial helium supplies, disruptions to air travel, the risk of retaliation against U.S. targets by Iran or its proxies, and slower global growth, the impact of policies of the U.S. Presidential Administration, especially with respect to new and higher tariffs, cutbacks in the funding of government agencies and programs, and the scaling back of environmental and green energy policies; escalating economic and diplomatic tension between China and the United States, including a “trade war” resulting in higher tariffs and restrictions on sales of goods and services; reciprocal tariffs from other countries, especially from members of the European Union; existing and new restrictions on the supply of rare earth minerals and permanent magnets from China; U.S. Government shutdowns, which in the past have resulted in delays in anticipated contract awards, delayed payments of invoices and delays in the issuance of export and other licenses; the inability to develop and market new competitive products; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; global conflicts including the conflict in the Middle East as well as the ongoing conflict between Russia and Ukraine; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor, and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, and economic conditions; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to artificial intelligence; natural and man-made disasters; and our ability to achieve emission reduction targets and decrease our carbon footprint. Volatile oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, could negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. Lower aircraft production rates at Boeing or Airbus could result in reduced sales of our commercial aerospace products. In addition, financial market fluctuations affect the value of the Company’s pension assets. Changes in the policies of the United States and foreign governments, including economic sanctions or in regard to support for the Ukraine or Middle East conflicts, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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
Readers are urged to read our periodic reports filed with the SEC for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in our 2025 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2025 Form 10-K.
Item 4.     Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures as of March 29, 2026, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended March 29, 2026, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
See Item 1 of Part I, “Financial Statements—Note 15—Commitments and Contingencies.”
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2025 Form 10-K in response to Item 1A. to Part I of Form 10-K. See also Part I Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding tariffs, the conflict in the Middle East, U.S. Government shutdowns and foreign currency exchange rate risks.
Item 5. Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 29, 2026.

Item 6. Exhibits

(a)	Exhibits

Exhibit 3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2026 (File No. 1-15295))

	Exhibit 3.2	Sixth Amended and Restated Bylaws of Teledyne (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 21, 2026 (File No. 1-15295))

Exhibit 10.1
First Amendment to the Second Amended and Restated Credit Agreement, dated as of February 25, 2026, by and among Teledyne Technologies Incorporated, as borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2026 (File No. 1-15295))

Exhibit 10.2
Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2026 (File No. 1-15295))†

Exhibit 10.3
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2026 (File No. 1-15295))†

Exhibit 10.4
Administrative Rules of the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2026 (File No. 1-15295))†

	Exhibit 10.5	Form of Global Terms and Conditions of Stock Option Grant for Awards Made Beginning in 2026†

	Exhibit 10.6	Form of Global Terms and Conditions of Stock Option Grant for Executive Chairman Awards Made Beginning in 2026†

	Exhibit 31.1	302 Certification – George C. Bobb III

	Exhibit 31.2	302 Certification – Stephen F. Blackwood

	Exhibit 32.1	906 Certification – George C. Bobb III

	Exhibit 32.2	906 Certification – Stephen F. Blackwood

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

	Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: April 24, 2026	By:	/s/ Stephen F. Blackwood
Stephen F. Blackwood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)