Form 10-Q
period 2026-06-28
TELEDYNE TECHNOLOGIES INC
filed 2026-07-24
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
Yes  ☐    No  ☒
There were 46,355,673 shares of common stock, $.01 par value per share, outstanding as of July 15, 2026.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 2026 AND JUNE 29, 2025
(Unaudited — Amounts in millions, except per share amounts)

	Second Quarter		Six Months
	2026	2025	2026	2025
Net sales	$1,662.5	$1,513.7	$3,222.6	$2,963.6
Costs and expenses
Cost of sales	924.4	869.1	1,810.7	1,699.5
Selling, general and administrative	258.7	229.4	496.1	463.3
Research and development	90.2	82.4	174.8	156.7
Acquired intangible asset amortization	56.0	54.6	113.6	106.6
Total costs and expenses	1,329.3	1,235.5	2,595.2	2,426.1
Operating income (loss)	333.2	278.2	627.4	537.5
Interest and debt income (expense), net	(13.6)	(17.6)	(25.9)	(34.9)
Non-service retirement benefit income (expense), net	2.6	2.7	5.3	5.5
Other income (expense), net	(0.9)	(2.7)	(6.8)	(8.6)
Income (loss) before income taxes	321.3	260.6	600.0	499.5
Provision (benefit) for income taxes	69.6	50.2	121.5	100.3
Net income (loss) including noncontrolling interest	251.7	210.4	478.5	399.2
Less: Net income (loss) attributable to noncontrolling interest	—	0.5	—	0.7
Net income (loss) attributable to Teledyne	$251.7	$209.9	$478.5	$398.5

Basic earnings per common share	$5.44	$4.48	$10.33	$8.51
Weighted average common shares outstanding	46.3	46.9	46.3	46.8

Diluted earnings per common share	$5.37	$4.43	$10.20	$8.41
Weighted average diluted common shares outstanding	46.9	47.4	46.9	47.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 2026 AND JUNE 29, 2025
(Unaudited — Amounts in millions)

	Second Quarter		Six Months
	2026	2025	2026	2025
Net income (loss) including noncontrolling interest	$251.7	$210.4	$478.5	$399.2
Other comprehensive income (loss):
Foreign exchange translation adjustment	(49.3)	224.4	(113.2)	375.2
Hedge activity, net of tax	(1.1)	2.5	(1.9)	3.8
Pension and postretirement benefit adjustments, net of tax	2.9	1.7	5.4	3.2
Other comprehensive income (loss)	(47.5)	228.6	(109.7)	382.2
Comprehensive income (loss) including noncontrolling interest	204.2	439.0	368.8	781.4
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	0.5	—	0.7
Comprehensive income (loss) attributable to Teledyne	$204.2	$438.5	$368.8	$780.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in millions, except share amounts)

	June 28, 2026	December 28, 2025
Assets
Current Assets
Cash and cash equivalents	$340.1	$352.4
Accounts receivable, net	937.7	992.4
Unbilled receivables, net	425.8	374.6
Inventories, net	1,166.4	1,043.3
Prepaid expenses and other current assets	330.6	292.9
Total current assets	3,200.6	3,055.6
Property, plant and equipment, net of accumulated depreciation and amortization of $1,146.3 at June 28, 2026 and $1,107.9 at December 28, 2025	833.8	839.1
Goodwill	8,661.9	8,687.6
Acquired intangibles, net	1,984.2	2,100.1
Prepaid pension assets	295.3	286.2
Other assets, net	304.6	316.7
Total Assets	$15,280.4	$15,285.3
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$492.3	$486.6
Accrued liabilities	975.0	923.4
Current portion of long-term debt	0.1	450.1
Total current liabilities	1,467.4	1,860.1
Long-term debt, net of current portion	2,026.9	2,025.3
Long-term deferred tax liabilities	378.2	369.6
Other long-term liabilities	489.4	516.4
Total Liabilities	4,361.9	4,771.4
Commitments and contingencies (see Note 15)
Redeemable Noncontrolling Interest	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares—none	—	—
Common stock, $0.01 par value; issued shares: 47,417,939 at June 28, 2026 and 47,424,847 at December 28, 2025; outstanding shares: 46,355,253 at June 28, 2026 and 46,185,578 at December 28, 2025	0.5	0.5
Additional paid-in capital	4,352.9	4,383.2
Retained earnings	7,619.3	7,140.8
Treasury stock, 1,062,686 shares at June 28, 2026 and 1,239,269 at December 28, 2025	(519.1)	(585.2)
Accumulated other comprehensive income (loss)	(535.1)	(425.4)
Total Stockholders’ Equity	10,918.5	10,513.9
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$15,280.4	$15,285.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 28, 2025	$0.5	$4,383.2	$(585.2)	$7,140.8	$(425.4)	$10,513.9
Net income (loss)	—	—	—	226.8	—	226.8
Other comprehensive income (loss), net of tax	—	—	—	—	(62.2)	(62.2)
Treasury stock issued	—	(58.4)	58.4	—	—	—
Treasury stock repurchased, including excise tax	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and other	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	—	28.9	—	—	—	28.9
Balance, March 29, 2026	0.5	4,353.6	(529.7)	7,367.6	(487.6)	10,704.4
Net income (loss)	—	—	—	251.7	—	251.7
Other comprehensive income (loss), net of tax	—	—	—	—	(47.5)	(47.5)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation and other	—	6.6	—	—	—	6.6
Exercise of stock options	—	3.3	—	—	—	3.3
Balance, June 28, 2026	$0.5	$4,352.9	$(519.1)	$7,619.3	$(535.1)	$10,918.5

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2024	$0.5	$4,414.5	$(292.4)	$6,266.7	$(839.9)	$9,549.4
Net income (loss)	—	—	—	188.6	—	188.6
Other comprehensive income (loss), net of tax	—	—	—	—	153.6	153.6
Treasury stock issued	—	(61.3)	61.3	—	—	—
Stock-based compensation and other	—	4.1	—	—	—	4.1
Exercise of stock options	—	29.5	—	—	—	29.5
Balance, March 30, 2025	0.5	4,386.8	(231.1)	6,455.3	(686.3)	9,925.2
Net income (loss)	—	—	—	209.9	—	209.9
Other comprehensive income (loss), net of tax	—	—	—	—	228.6	228.6
Treasury stock issued	—	(13.7)	13.7	—	—	—
Treasury stock repurchased, including excise tax	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and other	—	11.4	—	—	—	11.4
Exercise of stock options	—	4.7	—	—	—	4.7
Balance, June 29, 2025	$0.5	$4,389.2	$(220.3)	$6,665.2	$(457.7)	$10,376.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2026 AND JUNE 29, 2025
(Unaudited — Amounts in millions)

	Six Months
	2026	2025
Operating Activities
Net income (loss) including noncontrolling interest	$478.5	$399.2
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	172.9	167.2
Stock-based compensation	19.5	20.2
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(10.8)	(22.2)
Inventories	(139.5)	(45.3)
Accounts payable	15.3	3.3
Deferred taxes and income taxes receivable (payable), net	(5.1)	(72.4)
Prepaid expenses and other assets	(39.6)	(11.6)
Accrued expenses and other liabilities	45.2	(12.9)
Other operating, net	12.8	43.7
Net cash provided by (used in) operating activities	549.2	469.2
Investing Activities
Purchases of property, plant and equipment	(60.2)	(48.3)
Purchases of businesses, net of cash acquired	(53.4)	(757.6)
Other investing, net	(5.2)	0.7
Net cash provided by (used in) investing activities	(118.8)	(805.2)
Financing Activities
Proceeds from (payments on) fixed rate senior notes	(450.0)	(30.0)
Proceeds from (payments on) other debt	(0.6)	(1.0)
Purchases of treasury stock, including excise tax	(2.9)	(2.9)
Proceeds from exercise of stock options	32.2	34.2
Other financing, net	(15.4)	(5.1)
Net cash provided by (used in) financing activities	(436.7)	(4.8)
Effects of exchange rate changes on cash	(6.0)	1.9
Change in cash and cash equivalents	(12.3)	(338.9)
Cash and cash equivalents—beginning of period	352.4	649.8
Cash and cash equivalents—end of period	$340.1	$310.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 28, 2026
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of June 28, 2026, and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the second quarter and six months ended June 28, 2026. The results of operations and cash flows for the second quarter ended June 28, 2026, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
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
Other ASUs issued but not effective until after June 28, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 2. Business Acquisitions
2026 Acquisitions
DD-Scientific
In the first quarter of 2026, the Company acquired DD-Scientific Holdings Limited and its subsidiary DD-Scientific Limited (together, “DD-Scientific”) for approximately $53.6 million in cash, net of cash acquired and certain adjustments. DD-Scientific, founded in 2011 and headquartered in Fareham, UK, develops and manufactures high-performance gas sensors for critical applications in industries including industrial safety, healthcare and environmental compliance. DD-Scientific is included within the Instrumentation segment. Goodwill resulting from the DD-Scientific acquisition will not be deductible for tax purposes.
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
Optical Systems and Advanced Electronics Systems (“Qioptiq”) businesses
During the first quarter of 2025, the Company acquired select aerospace and defense electronics businesses of Excelitas Technologies Corp. (“Excelitas”) for approximately $702.8 million in cash, net of cash acquired and certain adjustments. The acquisition includes the Optical Systems (“OS”) business which is based in Northern Wales, UK, as well as the U.S.-based Advanced Electronics Systems (“AES”) business (collectively, “OS and AES businesses”, or “Qioptiq”). Qioptiq is part of the Aerospace and Defense Electronics segment. The Company funded the acquisition from available borrowings on the credit facility as well as from cash on hand. Goodwill resulting from the acquisition of the UK operations will not be deductible for tax purposes, but goodwill resulting from the acquisition of the U.S. operations will be deductible for tax purposes.
The following tables show the purchase price (net of cash acquired), goodwill acquired, and acquired intangible assets for the acquisitions made in 2026 and 2025 (in millions):

	2026
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
DD-Scientific	January 14, 2026	$53.6	$35.7	$11.0
Total		$53.6	$35.7	$11.0
(a) Net of cash acquired

	2025
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
TransponderTech	October 31, 2025	$58.2	$40.1	$14.8
Qioptiq	February 3, 2025	702.8	428.7	208.2
Micropac	December 30, 2024	51.2	5.0	8.1
Total		$812.2	$473.8	$231.1
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired were recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for TransponderTech and DD-Scientific is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions both individually and in the aggregate were not material to the Company’s financial results. The significant factors that resulted in recognition of goodwill for the 2026 and 2025 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
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

In 2026, the Company completed one acquisition, and the financial results of this acquisition have been included since the date of the acquisition and is part of the Instrumentation segment. In 2025, the Company completed four acquisitions, and the financial results of these acquisitions have been included since the date of the acquisition and are part of the Digital Imaging and Aerospace and Defense Electronics segments. See Note 2 to these condensed consolidated financial statements for information regarding these 2026 and 2025 acquisitions.
Information for the Company’s business segments was as follows (in millions):

	Second Quarter Ended June 28, 2026
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$868.7	$387.8	$286.4	$119.6	$1,662.5
Costs and expenses
Cost of sales	459.3	199.5	168.0	97.6	924.4
Selling, general and administrative	134.1	57.2	33.0	6.4	230.7
Research and development	57.7	26.3	5.7	0.5	90.2
Acquired intangible asset amortization	47.4	3.4	5.2	—	56.0
Segment Operating income (loss)	$170.2	$101.4	$74.5	$15.1	$361.2
Reconciliation to Income (loss) before income taxes
Corporate expense					(28.0)
Interest and debt expense, net					(13.6)
Non-service retirement benefit income					2.6
Other income (expense), net					(0.9)
Income (loss) before income taxes					$321.3
(a) Net sales exclude inter-segment sales of $18.0 million for the second quarter of 2026.

	Six Months Ended June 28, 2026
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$1,685.6	$749.2	$563.9	$223.9	$3,222.6
Costs and expenses
Cost of sales	906.9	389.7	330.7	183.4	1,810.7
Selling, general and administrative	261.3	111.4	63.4	13.0	449.1
Research and development	110.1	51.4	12.6	0.7	174.8
Acquired intangible asset amortization	95.4	6.9	11.3	—	113.6
Segment Operating income (loss)	$311.9	$189.8	$145.9	$26.8	$674.4
Reconciliation to Income (loss) before income taxes
Corporate expense					(47.0)
Interest and debt expense, net					(25.9)
Non-service retirement benefit income					5.3
Other income (expense), net					(6.8)
Income (loss) before income taxes					$600.0
(a) Net sales exclude inter-segment sales of $23.3 million for the first six months of 2026.

	Second Quarter Ended June 29, 2025
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$771.0	$367.6	$264.8	$110.3	$1,513.7
Costs and expenses
Cost of sales	436.6	186.7	154.2	91.6	869.1
Selling, general and administrative	120.3	50.3	30.8	6.3	207.7
Research and development	48.2	25.7	8.2	0.3	82.4
Acquired intangible asset amortization	46.3	3.3	5.0	—	54.6
Segment Operating income (loss)	$119.6	$101.6	$66.6	$12.1	$299.9
Reconciliation to Income (loss) before income taxes
Corporate expense					(21.7)
Interest and debt expense, net					(17.6)
Non-service retirement benefit income					2.7
Other income (expense), net					(2.7)
Income (loss) before income taxes					$260.6
(a) Net sales exclude inter-segment sales of $7.2 million for the second quarter of 2025.

	Six Months Ended June 29, 2025
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$1,528.0	$710.9	$507.3	$217.4	$2,963.6
Costs and expenses
Cost of sales	859.1	360.2	298.4	181.8	1,699.5
Selling, general and administrative	243.0	100.0	64.0	12.4	419.4
Research and development	92.3	49.9	14.2	0.3	156.7
Acquired intangible asset amortization	91.7	6.5	8.4	—	106.6
Segment Operating income (loss)	$241.9	$194.3	$122.3	$22.9	$581.4
Reconciliation to Income (loss) before income taxes
Corporate expense					(43.9)
Interest and debt expense, net					(34.9)
Non-service retirement benefit income					5.5
Other income (expense), net					(8.6)
Income (loss) before income taxes					$499.5
(a) Net sales exclude inter-segment sales of $11.0 million for the first six months of 2025.

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. All other segments each contain one product line.
The table below provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2026	2025	2026	2025
Marine Instrumentation	$181.2	$171.5	$356.5	$333.3
Environmental Instrumentation	127.1	119.9	243.3	228.8
Test and Measurement Instrumentation	79.5	76.2	149.4	148.8
Total	$387.8	$367.6	$749.2	$710.9
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.
Identifiable assets for the Company’s business segments was as follows (in millions):

Identifiable assets:	June 28, 2026	December 28, 2025
Digital Imaging	$11,282.4	$11,303.3
Instrumentation	1,859.1	1,794.3
Aerospace and Defense Electronics	1,512.8	1,498.2
Engineered Systems	205.2	184.1
Total segment identifiable assets	14,859.5	14,779.9
Corporate	420.9	505.4
Total Teledyne identifiable assets	$15,280.4	$15,285.3
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

	Second Quarter Ended June 28, 2026			Second Quarter Ended June 28, 2026
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$185.6	$683.1	$868.7	$410.6	$244.7	$134.2	$79.2	$868.7
Instrumentation	34.8	353.0	387.8	150.4	127.7	64.7	45.0	387.8
Aerospace and Defense Electronics	97.6	188.8	286.4	165.0	78.1	23.4	19.9	286.4
Engineered Systems	103.9	15.7	119.6	118.4	—	0.7	0.5	119.6
Total	$421.9	$1,240.6	$1,662.5	$844.4	$450.5	$223.0	$144.6	$1,662.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Six Months Ended June 28, 2026			Six Months Ended June 28, 2026
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$371.0	$1,314.6	$1,685.6	$813.3	$468.8	$259.8	$143.7	$1,685.6
Instrumentation	65.6	683.6	749.2	293.7	241.5	124.8	89.2	749.2
Aerospace and Defense Electronics	198.3	365.6	563.9	334.3	150.3	47.5	31.8	563.9
Engineered Systems	192.1	31.8	223.9	221.6	—	0.8	1.5	223.9
Total	$827.0	$2,395.6	$3,222.6	$1,662.9	$860.6	$432.9	$266.2	$3,222.6
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Second Quarter Ended June 29, 2025			Second Quarter Ended June 29, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$141.3	$629.7	$771.0	$341.8	$212.9	$135.1	$81.2	$771.0
Instrumentation	32.6	335.0	367.6	150.9	113.9	59.1	43.7	367.6
Aerospace and Defense Electronics	114.2	150.6	264.8	166.1	65.2	22.7	10.8	264.8
Engineered Systems	91.4	18.9	110.3	108.7	—	0.9	0.7	110.3
Total	$379.5	$1,134.2	$1,513.7	$767.5	$392.0	$217.8	$136.4	$1,513.7
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Six Months Ended June 29, 2025			Six Months Ended June 29, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All other	Total
Net sales:
Digital Imaging	$303.0	$1,225.0	$1,528.0	$697.7	$401.1	$274.8	$154.4	$1,528.0
Instrumentation	59.9	651.0	710.9	298.9	216.4	117.9	77.7	710.9
Aerospace and Defense Electronics	204.4	302.9	507.3	325.2	116.1	45.7	20.3	507.3
Engineered Systems	184.0	33.4	217.4	215.0	—	1.2	1.2	217.4
Total	$751.3	$2,212.3	$2,963.6	$1,536.8	$733.6	$439.6	$253.6	$2,963.6
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination
With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed-price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed-price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the six months ended June 28, 2026, approximately 47% of net sales in the Engineered Systems segment was derived from fixed-price contracts.

Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	June 28, 2026	December 28, 2025
Accrued liabilities	$428.9	$369.6
Other long-term liabilities	32.7	33.6
Total contract liabilities	$461.6	$403.2
The Company recognized revenue of $170.7 million during the six months ended June 28, 2026, from contract liabilities that existed at the beginning of the year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June 28, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,176.1 million. The Company expects approximately 72% of remaining performance obligations to be recognized into revenue within the next 12 months, with the remaining 28% recognized thereafter.
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
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2026 was $22.4 million of favorable operating income compared with $1.9 million of favorable operating income in the first six months of 2025, with the first six months of 2026 primarily related to favorable changes within the Digital Imaging segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income (loss) for any period presented.
Note 5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 28, 2025	$7,065.8	$986.9	$617.3	$17.6	$8,687.6
Current year acquisitions	—	35.7	—	—	35.7
Foreign currency changes and other	(48.5)	(10.3)	(2.6)	—	(61.4)
Balance at June 28, 2026	$7,017.3	$1,012.3	$614.7	$17.6	$8,661.9

Acquired intangible assets
Acquired intangible assets consisted of the following (in millions):

	June 28, 2026			December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary technology	$1,807.8	$1,077.6	$730.2	$1,838.1	$1,014.5	$823.6
Customer list/relationships/backlog	784.6	346.7	437.9	788.8	326.9	461.9
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Definite-lived trademarks	42.7	17.3	25.4	34.8	13.6	21.2
Total acquired intangible assets subject to amortization	2,636.6	1,443.1	1,193.5	2,663.2	1,356.5	1,306.7
Acquired intangible assets not subject to amortization:
Indefinite-lived trademarks	790.7	—	790.7	793.4	—	793.4
Total acquired intangible assets	$3,427.3	$1,443.1	$1,984.2	$3,456.6	$1,356.5	$2,100.1
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
Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $99.5 million and $136.0 million of cash equivalents at June 28, 2026, and December 28, 2025, respectively. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.
Accounts Receivable, Net
Accounts receivable is presented net of an allowance for estimated credit losses of $8.9 million at June 28, 2026 and $11.0 million at December 28, 2025.

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

	Balance at
	June 28, 2026	December 28, 2025
Raw materials and supplies	$738.1	$648.9
Work in process	236.2	210.0
Finished goods	192.1	184.4
Total inventories, net	$1,166.4	$1,043.3
Product Warranty Costs
Some of the Company’s products are subject to specified warranties, and the Company reserves for the estimated cost of product warranties on a product-specific basis. Facts and circumstances related to a product warranty matter and cost estimates to return, repair and/or replace the product are considered when establishing a product warranty reserve. The adequacy of the preexisting warranty reserve is assessed regularly, and the reserve is adjusted as necessary based on a review of historical warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year.. The product warranty reserve is included in current accrued liabilities and other long-term liabilities on the condensed consolidated balance sheets.

	Six Months
Warranty Reserve (in millions):	2026	2025
Balance at beginning of year	$56.9	$50.2
Product warranty expense	12.3	13.9
Deductions	(14.2)	(8.0)
Acquisition	0.2	0.4
Balance at end of period	$55.2	$56.5
Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	June 28, 2026	December 28, 2025
$1.2 billion credit facility due June 2029	$—	$—
1.60% Fixed Rate Senior Notes due April 2026	—	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	427.3	427.3
2.75% Fixed Rate Senior Notes due April 2031	910.8	910.7
Other debt	0.8	1.0
Debt discount and debt issuance costs	(11.9)	(13.6)
Total debt, net	2,027.0	2,475.4
Less: Current portion of long-term debt	(0.1)	(450.1)
Total long-term debt, net of current portion	$2,026.9	$2,025.3
At June 28, 2026, $1,160.7 million was available under the $1.2 billion credit facility after reductions of $39.3 million in outstanding letters of credit. The Company’s bank credit agreements require the Company to comply with various financial and operating covenants, and at June 28, 2026, the Company was in compliance with these covenants. At June 28, 2026, Teledyne has $64.2 million in outstanding letters of credit, including $39.3 million against our credit facility. In the second quarter of 2026, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026.

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

	Second Quarter		Six Months
(dollars in millions)	2026	2025	2026	2025
Provision (benefit) for income taxes (a)	$69.6	$50.2	$121.5	$100.3
Income (loss) before income taxes	$321.3	$260.6	$600.0	$499.5
Effective tax rate	21.7%	19.3%	20.3%	20.1%
(a) The second quarter of 2026 and 2025 includes net discrete income tax benefits of $1.2 million and $8.4 million, respectively. The first six months of 2026 and 2025 includes net discrete income tax benefits of $9.2 million and $12.1 million, respectively.
Note 9. Pension Plans

	Second Quarter		Six Months
(in millions)	2026	2025	2026	2025
Service cost—benefits earned during the period	$1.2	$1.5	$2.4	$3.0

Pension non-service cost (income)
Interest cost on benefit obligation	$7.3	$7.9	$14.6	$15.8
Expected return on plan assets	(13.2)	(13.4)	(26.4)	(26.8)
Amortization of net prior service cost (income)	—	—	0.1	0.1
Amortization of net actuarial loss (gain)	3.2	2.9	6.4	5.7
Pension non-service cost (income)	$(2.7)	$(2.6)	$(5.3)	$(5.2)
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
Stock-based compensation expense was $13.9 million and $19.5 million for the second quarter and first six months of 2026, respectively, and $11.3 million and $20.2 million for the second quarter and first six months of 2025, respectively.
Stock option activity for the second quarter and first six months of 2026 is as follows:

	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	806,107	$322.63	946,782	$306.37
Granted (a)	47,251	$656.69	47,251	$656.69
Exercised	(13,867)	$233.35	(150,110)	$214.34
Canceled	(1,931)	$453.23	(6,363)	$303.24
Ending balance	837,560	$342.65	837,560	$342.65
Exercisable at end of period	734,323	$313.25	734,323	$313.25
(a) In the second quarter of 2026, the Company granted stock options with a grant date fair value of $253.85 per share.

Restricted stock activity for the second quarter and first six months of 2026 is as follows:

	Second Quarter		Six Months
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Beginning balance	158,338	$449.24	173,727	$434.60
Granted	54,989	$656.45	77,929	$569.50
Vested	(23,384)	$460.09	(54,112)	$458.17
Forfeited/canceled	(1,568)	$493.71	(9,169)	$429.93
Ending balance	188,375	$508.05	188,375	$508.05
Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2026	2025	2026	2025
Weighted average basic common shares outstanding	46.3	46.9	46.3	46.8
Effect of dilutive securities (primarily stock options)	0.6	0.5	0.6	0.6
Weighted average diluted common shares outstanding	46.9	47.4	46.9	47.4
For the second quarter and first six months of 2026, the Company excluded less than 0.1 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For the second quarter and first six months of 2025, the Company did not have any stock options that would have been anti-dilutive.
Stock Repurchases
In July 2025, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of Teledyne’s common stock. As of June 28, 2026, $1.6 billion remained available under the repurchase authorization. The authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. The Company currently intends to fund future share repurchases, if any, with cash on hand and available borrowings under the Company’s credit facility. No repurchases under any authorizations were made in the second quarter and first six months of 2026.

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, as applicable, for the second quarter and six months ended June 28, 2026, and June 29, 2025, are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at March 29, 2026	$(289.4)	$(0.3)	$(197.9)	$(487.6)
Other comprehensive income (loss) before reclassifications	(49.3)	(1.0)	—	(50.3)
Amounts reclassified from AOCI	—	(0.1)	2.9	2.8
Net other comprehensive income (loss)	(49.3)	(1.1)	2.9	(47.5)
Balance at June 28, 2026	$(338.7)	$(1.4)	$(195.0)	$(535.1)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance at March 30, 2025	$(451.5)	$(0.9)	$(233.9)	$(686.3)
Other comprehensive income (loss) before reclassifications	224.4	2.6	—	227.0
Amounts reclassified from AOCI	—	(0.1)	1.7	1.6
Net other comprehensive income (loss)	224.4	2.5	1.7	228.6
Balance at June 29, 2025	$(227.1)	$1.6	$(232.2)	$(457.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 28, 2025	$(225.5)	$0.5	$(200.4)	$(425.4)
Other comprehensive income (loss) before reclassifications	(113.2)	(1.4)	—	(114.6)
Amounts reclassified from AOCI	—	(0.5)	5.4	4.9
Net other comprehensive income (loss)	(113.2)	(1.9)	5.4	(109.7)
Balance at June 28, 2026	$(338.7)	$(1.4)	$(195.0)	$(535.1)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 29, 2024	$(602.3)	$(2.2)	$(235.4)	$(839.9)
Other comprehensive income (loss) before reclassifications	375.2	3.2	—	378.4
Amounts reclassified from AOCI	—	0.6	3.2	3.8
Net other comprehensive income (loss)	375.2	3.8	3.2	382.2
Balance at June 29, 2025	$(227.1)	$1.6	$(232.2)	$(457.7)

The reclassifications out of AOCI to net income for the second quarter ended June 28, 2026, and June 29, 2025, are as follows (in millions):

	Amount Reclassified From AOCI for the Quarter Ended June 28, 2026	Amount Reclassified From AOCI for the Quarter Ended June 29, 2025	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(0.1)	$(0.1)	See Note 13
Income tax impact	—	—	Provision for income taxes
Total	$(0.1)	$(0.1)

Amortization of defined benefit pension and postretirement plan items:
Amortization of net prior service cost (income)	$—	$—	Costs and expenses
Amortization of net actuarial loss	3.7	2.3	Costs and expenses
Total before tax	3.7	2.3
Income tax impact	(0.8)	(0.6)	Provision for income taxes
Total	$2.9	$1.7

	Amount Reclassified From AOCI for the Six Months Ended June 28, 2026	Amount Reclassified From AOCI for the Six Months Ended June 29, 2025	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(0.6)	$0.8	See Note 13
Income tax impact	0.1	(0.2)	Provision for income taxes
Total	$(0.5)	$0.6

Amortization of defined benefit pension and postretirement plan items:
Amortization of net prior service cost (income)	$0.1	$0.1	Costs and expenses
Amortization of net actuarial loss	6.9	4.1	Costs and expenses
Total before tax	7.0	4.2
Income tax impact	(1.6)	(1.0)	Provision for income taxes
Total	$5.4	$3.2
Note 13. Derivative Instruments and Hedging Activities
The Company’s primary exposure to market risk relates to changes in foreign currency exchange rates and interest rates. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company has entered into certain derivative contracts to reduce the volatility from translation of the Company’s euro denominated net investments. The Company does not use foreign currency forward contracts for speculative or trading purposes.
The Company mitigates exposure to foreign currency exchange rates and interest rates primarily through the following:
Designated Hedging Activities
The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for the Canadian companies, and in British pounds for the UK companies. As of June 28, 2026, foreign currency forward contracts in Canadian dollars designated as cash flow hedges have maturities ranging from September 2026 to February 2027. As of June 28, 2026, foreign currency forward contracts in British pounds designated as cash flow hedges have maturities ranging from September 2026 to February 2027.

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
Derivative Instruments
The following is a summary of the gain (loss) included in the condensed consolidated statements of income (loss) and comprehensive income (loss) related to the derivative instruments described above (in millions):

	Second Quarter		Six Months
	2026	2025	2026	2025
Net gain (loss) recognized in AOCI—Foreign Exchange Contracts (a)	$(1.5)	$3.5	$(1.9)	$4.3
Net gain (loss) recognized in AOCI—Cross-Currency Swap Contracts (a)	$1.1	$(32.0)	$13.2	$(37.5)
Net gain (loss) reclassified from AOCI into revenue/cost of sales—Foreign Exchange Contracts (a)	$0.1	$(0.1)	$0.6	$0.8
Net gain (loss) recognized in other income and expense, net—Foreign Exchange Contracts	$(12.4)	$29.1	$(26.4)	$40.5
(a) Effective portion, pre-tax
Net deferred losses recorded in AOCI for the forward contracts that will mature in the next 12 months total $1.4 million, net of taxes. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
The following is a summary of notional amounts and fair values of the Company’s derivatives recorded in the condensed consolidated balance sheets presented by instrument type and use (in millions):

	Notional Amount		Fair Value Asset		Fair Value Liability
	June 28, 2026	December 28, 2025	June 28, 2026	December 28, 2025	June 28, 2026	December 28, 2025
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$66.9	$52.2	$—	$0.5	$(1.9)	$—
Cross-currency swap agreements	511.6	530.0	5.8	6.0	(26.9)	(40.4)
Total derivatives designated as hedging instruments	$578.5	$582.2	$5.8	$6.5	$(28.8)	$(40.4)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$729.4	$815.6	$1.7	$15.5	$(17.9)	$(1.4)
Total derivatives	$1,307.9	$1,397.8	$7.5	$22.0	$(46.7)	$(41.8)
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
Financial Instruments Recorded at Fair Value
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 hierarchy information as defined by the accounting policies (in millions):

	Balance at
	June 28, 2026	December 28, 2025
Assets:
Foreign currency forward contracts	$1.7	$16.0
Cross-currency swaps	5.8	6.0
Total assets recorded at fair value	$7.5	$22.0
Liabilities:
Foreign currency forward contracts	$(19.8)	$(1.4)
Cross-currency swaps	(26.9)	(40.4)
Total liabilities recorded at fair value	$(46.7)	$(41.8)
Net derivatives at fair value	$(39.2)	$(19.8)
Gross derivative assets and liabilities are subject to legally enforceable master netting agreements, for which the Company has not elected to present net amounts on the condensed consolidated balance sheets. The effect of such right of setoff on the Company’s financial position was $0.4 million and $0.4 million as of June 28, 2026, and December 28, 2025, respectively.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a Level 2 and is valued based on observable market data. As of June 28, 2026, and December 28, 2025, the aggregate fair values of the Company’s borrowings were $1,900.9 million and $2,359.5 million, respectively, and the carrying values were $2,038.9 million and $2,489.0 million, respectively.

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
Environmental Remediation Obligations
At June 28, 2026, the Company’s reserves for environmental remediation obligations totaled $5.7 million, of which $2.9 million is included in current accrued liabilities. At December 28, 2025, the Company’s reserves for environmental remediation obligations totaled $6.0 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Trends and Other Matters Affecting Our Business
The global trade environment continues to be highly dynamic. There have been continuing significant tariffs and trade sanctions between the United States and other countries, including China. China has also restricted the export of certain rare earth minerals that we use in our products, which could disrupt the supply chain for these minerals and components made from these materials. Tariffs, trade restrictions and retaliatory measures could result in revenue reductions, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows. Our manufacturing facilities span across many countries which helps us mitigate the impact of certain tariffs and trade restrictions. Also, consistent with our strategy, we continually optimize our operations and take measures to contain costs to reduce the impact from tariffs or other inflationary pressures. We may also implement additional pricing actions to mitigate the impact of these tariffs or other inflationary pressures. We have been working to minimize potential delivery delays and shortages of components and raw materials needed for certain products we manufacture. To date, we believe our strategies have helped minimize our exposure to these conditions. In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs under International Emergency Economic Powers Act (IEEPA). We filed for IEEPA refunds during the first half of 2026, and we began receiving these refunds in the second quarter of 2026. We also continue to pay tariffs, as required. We will continue to assess these developments as additional information becomes available.
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
Further U.S. Government shutdowns could negatively impact our businesses. Previous U.S. Government shutdowns have resulted in delays in anticipated contract awards, issuances of export licenses, shipments and payments of invoices for several of our businesses.
The Company continues to benefit from increased global defense spending.
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
Results of Operations

	Second Quarter		%	Six Months		%
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$1,662.5	$1,513.7	9.8%	$3,222.6	$2,963.6	8.7%
Costs and expenses
Cost of sales	924.4	869.1	6.4%	1,810.7	1,699.5	6.5%
Selling, general and administrative	258.7	229.4	12.8%	496.1	463.3	7.1%
Research and development	90.2	82.4	9.5%	174.8	156.7	11.6%
Acquired intangible asset amortization	56.0	54.6	2.6%	113.6	106.6	6.6%
Total costs and expenses	1,329.3	1,235.5	7.6%	2,595.2	2,426.1	7.0%
Operating income (loss)	333.2	278.2	19.8%	627.4	537.5	16.7%
Interest and debt income (expense), net	(13.6)	(17.6)	(22.7)%	(25.9)	(34.9)	(25.8)%
Non-service retirement benefit income (expense)	2.6	2.7	(3.7)%	5.3	5.5	(3.6)%
Other income (expense), net	(0.9)	(2.7)	(66.7)%	(6.8)	(8.6)	(20.9)%
Income before income taxes	321.3	260.6	23.3%	600.0	499.5	20.1%
Provision (benefit) for income taxes	69.6	50.2	38.6%	121.5	100.3	21.1%
Net income (loss) including noncontrolling interest	251.7	210.4	19.6%	478.5	399.2	19.9%
Less: Net income (loss) attributable to noncontrolling interest	—	0.5	(100.0)%	—	0.7	(100.0)%
Net income (loss) attributable to Teledyne	$251.7	$209.9	19.9%	$478.5	$398.5	20.1%

	Second Quarter		%	Six Months		%
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales (a):
Digital Imaging	$868.7	$771.0	12.7%	$1,685.6	$1,528.0	10.3%
Instrumentation	387.8	367.6	5.5%	749.2	710.9	5.4%
Aerospace and Defense Electronics	286.4	264.8	8.2%	563.9	507.3	11.2%
Engineered Systems	119.6	110.3	8.4%	223.9	217.4	3.0%
Total net sales	$1,662.5	$1,513.7	9.8%	$3,222.6	$2,963.6	8.7%
Operating income (loss):
Digital Imaging	$170.2	$119.6	42.3%	$311.9	$241.9	28.9%
Instrumentation	101.4	101.6	(0.2)%	189.8	194.3	(2.3)%
Aerospace and Defense Electronics	74.5	66.6	11.9%	145.9	122.3	19.3%
Engineered Systems	15.1	12.1	24.8%	26.8	22.9	17.0%
Corporate expense	(28.0)	(21.7)	29.0%	(47.0)	(43.9)	7.1%
Total operating income (loss)	$333.2	$278.2	19.8%	$627.4	$537.5	16.7%
(a) Net sales exclude inter-segment sales of $18.0 million and $23.3 million for the second quarter and six months of 2026, respectively, and $7.2 million and $11.0 million for the second quarter and six months of 2025, respectively.

Second Quarter Results
The following is a discussion of our 2026 second quarter results compared with the second quarter results of 2025. Comparisons are with the corresponding reporting period of 2025 unless noted otherwise.
Second quarter of 2026 compared with the second quarter of 2025
Our second quarter of 2026 net sales increased 9.8%. Net income attributable to Teledyne for the second quarter of 2026 increased 19.9%, primarily driven by an increase in sales and an increase in overall operating margin. Net income per diluted share was $5.37 for the second quarter of 2026, compared with net income per diluted share of $4.43.
Net Sales
The second quarter of 2026 net sales compared with the second quarter of 2025 reflected higher net sales in each segment. The second quarter of 2026 included $12.2 million in incremental sales from recent acquisitions, which are included within the Digital Imaging and Instrumentation segments.
Cost of Sales
Cost of sales increased $55.3 million in the second quarter of 2026, primarily driven by higher net sales partially offset by tariff refunds, primarily within the Digital Imaging segment. Cost of sales as a percentage of net sales decreased for the second quarter of 2026, to 55.6% from 57.4%.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense increased $29.3 million in the second quarter of 2026 primarily due to higher net sales, including net sales related to 2026 and 2025 acquisitions. SG&A expense as a percentage of net sales increased to 15.6% for the second quarter of 2026 compared with 15.2%. Corporate expense, which is included in SG&A expense, was $28.0 million for the second quarter of 2026 compared with $21.7 million, with the increase related to higher compensation costs, including incentive compensation as well as higher professional services. Stock-based compensation expense was $13.9 million for the second quarter of 2026 compared with $11.3 million.
Research and Development Expense
R&D expense increased $7.8 million in the second quarter of 2026 primarily due to higher R&D expense in the Digital Imaging segment.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the second quarter of 2026 was $56.0 million compared with $54.6 million, with the increase primarily related to 2026 and 2025 acquisitions across multiple segments.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the second quarter of 2026 and 2025, pension service expense was $1.2 million and $1.5 million, respectively.
Operating Income
Operating income for the second quarter of 2026 increased 19.8%. The second quarter of 2026, compared with the second quarter of 2025, reflected higher operating income in the Digital Imaging, Aerospace and Defense Electronics and Engineered Systems segments, including incremental operating income related to 2026 and 2025 acquisitions.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $13.6 million for the second quarter of 2026 compared with $17.6 million, with the decrease related to lower outstanding borrowings compared to the second quarter of 2025. Non-service retirement benefit income was $2.6 million for the second quarter of 2026 compared with $2.7 million. Other income (expense), net, was expense of $0.9 million for the second quarter of 2026 compared with expense of $2.7 million. Other income (expense), net, primarily consisted of foreign currency exchange losses for the second quarter of 2026 and 2025.

Income Tax
The second quarter of both the 2026 and 2025 income tax provision considers income, permanent items, tax credits and various statutory tax rates.

	Second Quarter
(dollars in millions)	2026	2025
Provision (benefit) for income taxes (a)	$69.6	$50.2
Income (loss) before income taxes	$321.3	$260.6
Effective tax rate	21.7%	19.3%
(a) The second quarter of 2026 and 2025 includes net discrete income tax benefits of $1.2 million and $8.4 million, respectively.
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
First six months of 2026 compared with the first six months of 2025
The first six months of 2026 net sales increased 8.7%. Net income attributable to Teledyne for the first six months of 2026 increased 20.1%, primarily driven by an increase in sales and an increase in overall operating margin. Net income per diluted share was $10.20 for the first six months of 2026, compared with net income per diluted share of $8.41.
Net Sales
The first six months of 2026 net sales, compared with the first six months of 2025, reflected higher net sales in each segment. The first six months of 2026 included $25.2 million in incremental sales from recent acquisitions, which are included within the Digital Imaging and Instrumentation segments.
Cost of Sales
Cost of sales increased $111.2 million in the first six months of 2026, primarily driven by higher net sales partially offset by tariff refunds, primarily within the Digital Imaging segment. Cost of sales as a percentage of net sales decreased for the first six months of 2026 to 56.2% from 57.3%.
Selling, General and Administrative Expense
SG&A expense increased $32.8 million in the first six months of 2026 primarily due to higher net sales, including net sales related to 2026 and 2025 acquisitions. SG&A expense as a percentage of net sales decreased to 15.4% for the first six months of 2026 compared with 15.6%. Corporate expense, which is included in SG&A expense, was $47.0 million for the first six months of 2026 compared with $43.9 million, with the increase primarily related to higher employee compensation costs, including incentive compensation as well as higher professional services. Stock-based compensation expense was $19.5 million for the first six months of 2026 compared with $20.2 million.
Research and Development Expense
R&D expense increased $18.1 million in the first six months of 2026 due to higher R&D expense within the Digital Imaging, Instrumentation and Engineered Systems segments.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first six months of 2026 was $113.6 million compared with $106.6 million, with the increase primarily related to 2026 and 2025 acquisitions across multiple segments.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the first six months of 2026 and 2025, pension service expense was $2.4 million and $3.0 million, respectively.
Operating Income
Operating income for the first six months of 2026 increased 16.7%. The first six months of 2026, compared with the first six months of 2025, reflected higher operating income in the Digital Imaging, Aerospace and Defense Electronics, and Engineered Systems segments, including incremental operating income related to 2026 and 2025 acquisitions

Non-operating Income and Expense
Interest and debt expense, net of interest income, was $25.9 million for the first six months of 2026, compared with $34.9 million, with the decrease related to lower outstanding borrowings compared to the first six months of 2025. Non-service retirement benefit income was $5.3 million for the first six months of 2026 compared to $5.5 million. Other income (expense), net was expense of $6.8 million for the first six months of 2026 compared with expense of $8.6 million. Other income (expense), net primarily consisted of foreign currency exchange losses for the first six months of 2026 and 2025.
Income Tax
The first six months of both the 2026 and 2025 income tax provision considers income, permanent items, tax credits and various statutory tax rates. In both 2026 and 2025, the first six months discrete impact is primarily related to tax on stock-based compensation.

	Six Months
(dollars in millions)	2026	2025
Provision (benefit) for income taxes (a)	$121.5	$100.3
Income (loss) before income taxes	$600.0	$499.5
Effective tax rate	20.3%	20.1%
(a) The first six months of 2026 and 2025 includes net discrete income tax benefits of $9.2 million and $12.1 million, respectively.
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

Digital Imaging

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$868.7	$771.0	$97.7	12.7%	$1,685.6	$1,528.0	$157.6	10.3%
Cost of sales	$459.3	$436.6	$22.7	5.2%	$906.9	$859.1	$47.8	5.6%
Selling, general and administrative expense	$134.1	$120.3	$13.8	11.5%	$261.3	$243.0	$18.3	7.5%
Research and development expense	$57.7	$48.2	$9.5	19.7%	$110.1	$92.3	$17.8	19.3%
Acquired intangible asset amortization	$47.4	$46.3	$1.1	2.4%	$95.4	$91.7	$3.7	4.0%
Operating income	$170.2	$119.6	$50.6	42.3%	$311.9	$241.9	$70.0	28.9%
As a percentage of net sales:
Cost of sales	52.9%	56.6%			53.8%	56.2%
Selling, general and administrative expense	15.4%	15.6%			15.5%	15.9%
Research and development expense	6.6%	6.3%			6.5%	6.1%
Acquired intangible asset amortization	5.5%	6.0%			5.7%	6.0%
Operating income	19.6%	15.5%			18.5%	15.8%
Second quarter of 2026 compared with the second quarter of 2025
Net sales increased primarily due to higher sales of infrared imaging detectors, components and subsystems for both defense and commercial applications as well as higher surveillance systems, industrial and scientific imaging systems, and X-ray products. Sales of infrared imaging detectors, components and subsystems increased $29.0 million, sales of surveillance systems increased $15.5 million, and sales of industrial and scientific imaging systems increased $9.1 million, and sales of X-ray products increased $7.1 million. The second quarter of 2026 included $6.1 million in incremental Digital Imaging sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales as well as increased inventory reserves, partially offset by favorable product mix and tariff refunds. The cost of sales percentage decreased during the period due to favorable product mix and tariff refunds. SG&A expense increased primarily due to higher net sales, and SG&A expense as a percentage of net sales decreased. R&D expense and R&D expense as a percentage of net sales increased primarily due to the timing of FLIR product development activities, including both defense and commercial development activities. Acquired intangible asset amortization increased slightly, and acquired intangible asset amortization as a percentage of net sales decreased.
Operating income increased primarily due to higher net sales, favorable product mix and tariff refunds, partially offset by higher R&D expense as a percentage of net sales. As a result, operating income as a percentage of net sales increased.
First six months of 2026 compared with the first six months of 2025
Net sales increased primarily due to higher sales of infrared imaging detectors, components and subsystems for both defense and commercial applications as well as higher surveillance systems, industrial and scientific imaging systems, and X-ray products. Sales of infrared imaging detectors, components and subsystems increased $47.9 million, sales of surveillance systems increased $24.4 million, sales of industrial and scientific imaging systems increased $13.4 million and sales of X-ray products increased $10.9 million. The first six months of 2026 included $14.2 million in incremental Digital Imaging sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage decreased during the period due to favorable product mix as well as tariff refunds. SG&A expense increased primarily due to higher net sales, and SG&A expense as a percentage of net sales decreased. R&D expense and R&D expense as a percentage of net sales increased primarily due to the timing of FLIR product development activities, including both defense and commercial development activities. Acquired intangible asset amortization increased while acquired intangible asset amortization as a percentage of net sales decreased.
Operating income increased primarily due to higher net sales, favorable product mix and tariff refunds, partially offset by higher R&D expense as a percentage of net sales. As a result, operating income as a percentage of net sales increased.

Instrumentation

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$387.8	$367.6	$20.2	5.5%	$749.2	$710.9	$38.3	5.4%
Cost of sales	$199.5	$186.7	$12.8	6.9%	$389.7	$360.2	$29.5	8.2%
Selling, general and administrative expense	$57.2	$50.3	$6.9	13.7%	$111.4	$100.0	$11.4	11.4%
Research and development expense	$26.3	$25.7	$0.6	2.3%	$51.4	$49.9	$1.5	3.0%
Acquired intangible asset amortization	$3.4	$3.3	$0.1	3.0%	$6.9	$6.5	$0.4	6.2%
Operating income	$101.4	$101.6	$(0.2)	(0.2)%	$189.8	$194.3	$(4.5)	(2.3)%
As a percentage of net sales:
Cost of sales	51.4%	50.8%			52.0%	50.7%
Selling, general and administrative expense	14.7%	13.7%			14.9%	14.1%
Research and development expense	6.8%	7.0%			6.9%	7.0%
Acquired intangible asset amortization	1.0%	0.9%			0.9%	0.9%
Operating income	26.1%	27.6%			25.3%	27.3%
Second quarter of 2026 compared with the second quarter of 2025
Net sales increased due to higher sales in each product line. Sales of Marine Instrumentation increased $9.7 million due to stronger offshore energy and defense markets. Sales of Environmental Instrumentation increased $7.2 million primarily due to stronger sales of gas detection products. Test and Measurement Instrumentation increased $3.3 million. The second quarter of 2026 included $6.1 million in incremental Environmental Instrumentation sales from recent acquisitions.
Cost of sales increased due to higher net sales and unfavorable product mix. As a result, the cost of sales percentage increased. SG&A expense increased, and SG&A expense as a percentage of net sales increased. R&D expense increased slightly, and R&D expense as a percentage of net sales decreased slightly. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales increased slightly due to the 2026 acquisition of DD-Scientific.
Operating income and operating income as a percentage of net sales decreased primarily due to unfavorable product mix.
First six months of 2026 compared with the first six months of 2025
Net sales increased due to higher sales in each product line. Sales of Marine Instrumentation increased $23.2 million due to stronger offshore energy and defense markets. Sales of Environmental Instrumentation increased $14.5 million primarily due to stronger sales of gas detection products. Test and Measurement Instrumentation increased $0.6 million. The first six months of 2026 included $11.0 million in incremental Environmental Instrumentation sales from recent acquisitions.
Cost of sales increased due to higher net sales and unfavorable product mix. As a result, the cost of sales percentage increased. SG&A expense increased, and SG&A expense as a percentage of net sales increased. R&D expense increased in each product line, and R&D expense as a percentage of net sales decreased slightly. Acquired intangible asset amortization increased due to the 2026 acquisition of DD-Scientific while acquired intangible asset amortization as a percentage of net sales remained consistent for both periods.
Operating income and operating income as a percentage of net sales decreased primarily due to unfavorable product mix.

Aerospace and Defense Electronics

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$286.4	$264.8	$21.6	8.2%	$563.9	$507.3	$56.6	11.2%
Cost of sales	$168.0	$154.2	$13.8	8.9%	$330.7	$298.4	$32.3	10.8%
Selling, general and administrative expense	$33.0	$30.8	$2.2	7.1%	$63.4	$64.0	$(0.6)	(0.9)%
Research and development expense	$5.7	$8.2	$(2.5)	(30.5)%	$12.6	$14.2	$(1.6)	(11.3)%
Acquired intangible asset amortization	$5.2	$5.0	$0.2	4.0%	$11.3	$8.4	$2.9	34.5%
Operating income	$74.5	$66.6	$7.9	11.9%	$145.9	$122.3	$23.6	19.3%
As a percentage of net sales:
Cost of sales	58.7%	58.2%			58.6%	58.8%
Selling, general and administrative expense	11.5%	11.6%			11.3%	12.6%
Research and development expense	2.0%	3.1%			2.2%	2.8%
Acquired intangible asset amortization	1.8%	1.9%			2.0%	1.7%
Operating income	26.0%	25.2%			25.9%	24.1%
Second quarter of 2026 compared with the second quarter of 2025
Net sales increased due to a $20.8 million increase in defense electronics and a $0.8 million increase in aerospace electronics.
Cost of sales increased due to higher net sales. The cost of sales percentage increased due to unfavorable product mix. SG&A expense increased, and SG&A expense as a percentage of net sales decreased. R&D expense and R&D expense as a percentage of net sales decreased. Acquired intangible asset amortization increased slightly primarily due to the 2025 acquisitions, and acquired intangible asset amortization as a percentage of net sales decreased slightly.
Operating income increased primarily due to increased net sales, and operating income as a percentage of net sales increased primarily due to lower R&D expense.
First six months of 2026 compared with the first six months of 2025
Net sales increased due to a $56.9 million increase for defense electronics, partially offset by a $0.3 million decrease for aerospace electronics.
Cost of sales increased due to higher net sales. The cost of sales percentage decreased due to favorable product mix. SG&A expense and SG&A expense as a percentage of net sales decreased. R&D expense and R&D expense as a percentage of net sales decreased. Acquired intangible asset amortization, and acquired intangible asset amortization as a percentage of net sales increased due to the 2025 acquisitions.
Operating income increased primarily due to increased net sales, and operating income as a percentage of net sales increased primarily due to lower R&D expense.

Engineered Systems

	Second Quarter		Change		Six Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$119.6	$110.3	$9.3	8.4%	$223.9	$217.4	$6.5	3.0%
Cost of sales	$97.6	$91.6	$6.0	6.6%	$183.4	$181.8	$1.6	0.9%
Selling, general and administrative expense	$6.4	$6.3	$0.1	1.6%	$13.0	$12.4	$0.6	4.8%
Research and development expense	$0.5	$0.3	$0.2	66.7%	$0.7	$0.3	$0.4	133.3%
Operating income	$15.1	$12.1	$3.0	24.8%	$26.8	$22.9	$3.9	17.0%
As a percentage of net sales:
Cost of sales	81.6%	83.0%			81.9%	83.7%
Selling, general and administrative expense	5.4%	5.7%			5.8%	5.7%
Research and development expense	0.4%	0.3%			0.3%	0.1%
Operating income	12.6%	11.0%			12.0%	10.5%
* Not meaningful
Second quarter of 2026 compared with the second quarter of 2025
Net sales increased primarily due to higher sales of engineered products.
Cost of sales increased primarily due to higher net sales, partially offset by favorable program mix. Cost of sales as a percentage decreased due to favorable program mix. SG&A expense increased slightly due to higher employee compensation costs, and SG&A expense as a percentage of net sales decreased.
Operating income increased primarily due to higher net sales and favorable program mix. As a result, operating income as a percentage of net sales increased.
First six months of 2026 compared with the first six months of 2025
Net sales increased primarily due to higher sales of engineered products.
Cost of sales increased primarily due to higher net sales, partially offset by favorable program mix. Cost of sales as a percentage decreased due to favorable program mix. SG&A expense increased primarily due to higher employee compensation costs, and SG&A expense as a percentage of net sales increased slightly.
Operating income increased primarily due to higher net sales and favorable program mix. As a result, operating income as a percentage of net sales increased.
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
Cash and Cash Equivalents
Cash and cash equivalents totaled $340.1 million at June 28, 2026, compared with $352.4 million at December 28, 2025, with the decrease primarily related to a debt maturity payment on a fixed rate senior note, funding of capital expenditures, and our 2026 acquisition of DD-Scientific, primarily offset by cash generated from operating activities. Cash equivalents consist of highly liquid money-market mutual funds, with maturities of three months or less when purchased.

Long-term Debt
Total debt, net of unamortized debt discount and debt issuance costs at June 28, 2026, was $2,027.0 million compared with $2,475.4 million at December 28, 2025. In the second quarter of 2026, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026.
At June 28, 2026, we had $64.2 million in outstanding letters of credit, including $39.3 million against our credit facility.
Our credit facility requires us to comply with various financial and operating covenants and at June 28, 2026, we were in compliance with these covenants and had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements. Available borrowing capacity under the $1.2 billion credit facility, which is reduced by borrowings and $39.3 million in outstanding letters of credit, was $1,160.7 million at June 28, 2026.
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
Stock Repurchases
In July 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of our common stock. As of June 28, 2026, $1.6 billion remained available under the repurchase authorization. The authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. We currently intend to fund future share repurchases, if any, with cash on hand and available borrowings under our credit facility. No repurchases under any authorizations were made in the second quarter and first six months of 2026.
Cash Flows
Net cash provided by operating activities was $549.2 million for the first six months of 2026 compared with net cash provided by operating activities of $469.2 million, with the increase primarily driven by favorable operating results and lower income tax payments, partially offset by higher inventory purchases in 2026.
Net cash used in investing activities was $118.8 million for the first six months of 2026 compared with net cash used in investing activities of $805.2 million. During the first six months of 2026, we spent $53.4 million on acquisitions compared with $757.6 million. Capital expenditures for the first six months of 2026 and 2025 were $60.2 million and $48.3 million, respectively. During 2026, we plan to invest approximately $150 million for capital expenditures, principally to upgrade facilities and manufacturing equipment as well as to support internal growth initiatives.
Net cash used in financing activities was $436.7 million for the first six months of 2026 compared with net cash used in financing activities of $4.8 million. In the second quarter of 2026, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026.
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
All forward-looking statements speak only as of the date they are made and are based on information available at that time. Teledyne assumes no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2025 Form 10-K.
Item 4.     Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures as of June 28, 2026, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended June 28, 2026, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 5. Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 28, 2026.

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

Exhibit 10.2
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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: July 24, 2026	By:	/s/ Stephen F. Blackwood
Stephen F. Blackwood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)