Form 10-Q
period 2026-09-27
TELEDYNE TECHNOLOGIES INC
filed 2026-10-23
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
Yes  ☐    No  ☒
There were 46,036,417 shares of common stock, $0.01 par value per share, outstanding as of October 14, 2026.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION
Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2026 AND SEPTEMBER 28, 2025
(Unaudited — Amounts in millions, except per share amounts)

	Third Quarter		Nine Months
	2026	2025	2026	2025
Net sales	$1,684.9	$1,539.5	$4,907.5	$4,503.1
Costs and expenses
Cost of sales	945.5	880.0	2,756.2	2,579.5
Selling, general and administrative	258.4	238.2	754.5	701.5
Research and development	78.6	83.4	253.4	240.1
Acquired intangible asset amortization	55.2	55.1	168.8	161.7
Total costs and expenses	1,337.7	1,256.7	3,932.9	3,682.8
Operating income (loss)	347.2	282.8	974.6	820.3
Interest and debt income (expense), net	(10.5)	(12.6)	(36.4)	(47.5)
Non-service retirement benefit income (expense), net	2.6	2.7	7.9	8.2
Other income (expense), net	7.5	0.9	0.7	(7.7)
Income (loss) before income taxes	346.8	273.8	946.8	773.3
Provision (benefit) for income taxes	74.0	52.9	195.5	153.2
Net income (loss) including noncontrolling interest	272.8	220.9	751.3	620.1
Less: Net income (loss) attributable to noncontrolling interest	—	0.2	—	0.9
Net income (loss) attributable to Teledyne	$272.8	$220.7	$751.3	$619.2

Basic earnings per common share	$5.89	$4.71	$16.23	$13.23
Weighted average common shares outstanding	46.3	46.9	46.3	46.8

Diluted earnings per common share	$5.82	$4.65	$16.02	$13.06
Weighted average diluted common shares outstanding	46.9	47.5	46.9	47.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2026 AND SEPTEMBER 28, 2025
(Unaudited — Amounts in millions)

	Third Quarter		Nine Months
	2026	2025	2026	2025
Net income (loss) including noncontrolling interest	$272.8	$220.9	$751.3	$620.1
Other comprehensive income (loss):
Foreign exchange translation adjustment	20.3	(40.5)	(92.9)	334.7
Hedge activity, net of tax	0.8	(1.3)	(1.1)	2.5
Pension and postretirement benefit adjustments, net of tax	2.3	2.3	7.7	5.5
Other comprehensive income (loss)	23.4	(39.5)	(86.3)	342.7
Comprehensive income (loss) including noncontrolling interest	296.2	181.4	665.0	962.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	0.2	—	0.9
Comprehensive income (loss) attributable to Teledyne	$296.2	$181.2	$665.0	$961.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in millions, except share amounts)

	September 27, 2026	December 28, 2025
Assets
Current Assets
Cash and cash equivalents	$562.4	$352.4
Accounts receivable, net	938.3	992.4
Unbilled receivables, net	446.3	374.6
Inventories, net	1,220.3	1,043.3
Prepaid expenses and other current assets	349.1	292.9
Total current assets	3,516.4	3,055.6
Property, plant and equipment, net of accumulated depreciation and amortization of $1,171.6 at September 27, 2026 and $1,107.9 at December 28, 2025	840.5	839.1
Goodwill	8,678.5	8,687.6
Acquired intangibles, net	1,927.4	2,100.1
Prepaid pension assets	299.9	286.2
Other assets, net	302.3	316.7
Total Assets	$15,565.0	$15,285.3
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current Liabilities
Accounts payable	$520.4	$486.6
Accrued liabilities	1,004.1	923.4
Current portion of long-term debt	0.1	450.1
Total current liabilities	1,524.6	1,860.1
Long-term debt, net of current portion	2,027.7	2,025.3
Long-term deferred tax liabilities	382.4	369.6
Other long-term liabilities	494.9	516.4
Total Liabilities	4,429.6	4,771.4
Commitments and contingencies (see Note 15)
Redeemable Noncontrolling Interest	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares—none	—	—
Common stock, $0.01 par value; issued shares: 47,417,939 at September 27, 2026 and 47,424,847 at December 28, 2025; outstanding shares: 46,217,345 at September 27, 2026 and 46,185,578 at December 28, 2025	0.5	0.5
Additional paid-in capital	4,360.7	4,383.2
Retained earnings	7,892.1	7,140.8
Treasury stock, 1,200,594 shares at September 27, 2026 and 1,239,269 at December 28, 2025	(606.2)	(585.2)
Accumulated other comprehensive income (loss)	(511.7)	(425.4)
Total Stockholders’ Equity	11,135.4	10,513.9
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$15,565.0	$15,285.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 28, 2025	$0.5	$4,383.2	$(585.2)	$7,140.8	$(425.4)	$10,513.9
Net income (loss)	—	—	—	226.8	—	226.8
Other comprehensive income (loss), net of tax	—	—	—	—	(62.2)	(62.2)
Treasury stock issued	—	(58.4)	58.4	—	—	—
Excise tax on treasury stock repurchased	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and other	—	(0.1)	—	—	—	(0.1)
Exercise of stock options	—	28.9	—	—	—	28.9
Balance, March 29, 2026	0.5	4,353.6	(529.7)	7,367.6	(487.6)	10,704.4
Net income (loss)	—	—	—	251.7	—	251.7
Other comprehensive income (loss), net of tax	—	—	—	—	(47.5)	(47.5)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation and other	—	6.6	—	—	—	6.6
Exercise of stock options	—	3.3	—	—	—	3.3
Balance, June 28, 2026	0.5	4,352.9	(519.1)	7,619.3	(535.1)	10,918.5
Net income (loss)	—	—	—	272.8	—	272.8
Other comprehensive income (loss), net of tax	—	—	—	—	23.4	23.4
Treasury stock issued	—	(7.7)	7.7	—	—	—
Treasury stock repurchased	—	—	(94.8)	—	—	(94.8)
Stock-based compensation and other	—	11.6	—	—	—	11.6
Exercise of stock options	—	3.9	—	—	—	3.9
Balance, September 27, 2026	$0.5	$4,360.7	$(606.2)	$7,892.1	$(511.7)	$11,135.4

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited — Amounts in millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2024	$0.5	$4,414.5	$(292.4)	$6,266.7	$(839.9)	$9,549.4
Net income (loss)	—	—	—	188.6	—	188.6
Other comprehensive income (loss), net of tax	—	—	—	—	153.6	153.6
Treasury stock issued	—	(61.3)	61.3	—	—	—
Stock-based compensation and other	—	4.1	—	—	—	4.1
Exercise of stock options	—	29.5	—	—	—	29.5
Balance, March 30, 2025	0.5	4,386.8	(231.1)	6,455.3	(686.3)	9,925.2
Net income (loss)	—	—	—	209.9	—	209.9
Other comprehensive income (loss), net of tax	—	—	—	—	228.6	228.6
Treasury stock issued	—	(13.7)	13.7	—	—	—
Excise tax on treasury stock repurchased	—	—	(2.9)	—	—	(2.9)
Stock-based compensation and other	—	11.4	—	—	—	11.4
Exercise of stock options	—	4.7	—	—	—	4.7
Balance, June 29, 2025	0.5	4,389.2	(220.3)	6,665.2	(457.7)	10,376.9
Net income (loss)	—	—	—	220.7	—	220.7
Acquisition of redeemable noncontrolling interest	—	—	—	(20.7)	—	(20.7)
Other comprehensive income (loss), net of tax	—	—	—	—	(39.5)	(39.5)
Treasury stock issued	—	(25.9)	25.9	—	—	—
Stock-based compensation and other	—	10.4	—	—	—	10.4
Exercise of stock options	—	13.0	—	—	—	13.0
Balance, September 28, 2025	$0.5	$4,386.7	$(194.4)	$6,865.2	$(497.2)	$10,560.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2026 AND SEPTEMBER 28, 2025
(Unaudited — Amounts in millions)

	Nine Months
	2026	2025
Operating Activities
Net income (loss) including noncontrolling interest	$751.3	$620.1
Adjustments to reconcile net income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	257.6	251.7
Stock-based compensation	31.7	30.7
(Gains) losses on equity securities	(10.6)	—
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(30.3)	(12.8)
Inventories	(193.7)	(59.5)
Accounts payable	42.6	13.9
Deferred taxes and income taxes receivable (payable), net	4.1	(74.2)
Prepaid expenses and other assets	(48.8)	(50.4)
Accrued expenses and other liabilities	90.3	48.0
Other operating, net	7.5	44.8
Net cash provided by (used in) operating activities	901.7	812.3
Investing Activities
Purchases of property, plant and equipment	(93.2)	(77.5)
Purchases of businesses, net of cash acquired	(53.4)	(764.2)
Other investing, net	(13.8)	0.8
Net cash provided by (used in) investing activities	(160.4)	(840.9)
Financing Activities
Proceeds from (payments on) fixed rate senior notes	(450.0)	(107.7)
Proceeds from (payments on) other debt	(0.9)	(1.4)
Purchases of treasury stock, including excise tax	(97.7)	(2.9)
Acquisition of redeemable noncontrolling interest	—	(27.2)
Proceeds from exercise of stock options	36.1	47.2
Other financing, net	(15.3)	(1.5)
Net cash provided by (used in) financing activities	(527.8)	(93.5)
Effects of exchange rate changes on cash	(3.5)	0.9
Change in cash and cash equivalents	210.0	(121.2)
Cash and cash equivalents—beginning of period	352.4	649.8
Cash and cash equivalents—end of period	$562.4	$528.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 27, 2026
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 27, 2026, and the consolidated results of operations, consolidated comprehensive income (loss) and consolidated cash flows for the third quarter and nine months ended September 27, 2026. The results of operations and cash flows for the third quarter ended September 27, 2026, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Recent Accounting Standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires public entities, on an interim and annual basis, to provide disclosure of specified information about costs and expenses in the notes to the financial statements. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.
Other ASUs issued but not effective until after September 27, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations and/or cash flows.
Note 2. Business Acquisitions
Pending Acquisition
Varex
On August 10, 2026, Teledyne and Varex Imaging Corporation (“Varex”) entered into a definitive agreement under which Teledyne will acquire Varex in a cash transaction valued at approximately $1.1 billion, which considers Varex’s outstanding equity awards and net debt. The Company plans to fund the Varex acquisition from cash on hand as well as available borrowings under its credit facility. The transaction is expected to close in early 2027 and is subject to customary closing conditions, including regulatory approvals and approval by Varex’s stockholders. After close, Varex will be included within the Digital Imaging segment. Prior to entering into the agreement, Teledyne acquired approximately 1.3 million shares of Varex for $13.9 million, and during the third quarter of 2026, Teledyne recorded a $10.6 million gain within Other income (expense), net, related to adjusting these shares to the market price at the end of the quarter. As of September 27, 2026, the investment in Varex is included within prepaid expenses and other current assets on the condensed consolidated balance sheet. Given its immateriality, other disclosures relating to this investment are not provided.
See Note 7 to these condensed consolidated financial statements for information regarding financing activities undertaken in connection with the pending acquisition.
2026 Acquisition
DD-Scientific
During the first quarter of 2026, the Company acquired DD-Scientific Holdings Limited and its subsidiary DD-Scientific Limited (together, “DD-Scientific”) for approximately $53.6 million in cash, net of cash acquired and certain adjustments. DD-Scientific, founded in 2011 and headquartered in Fareham, United Kingdom (“UK”), develops and manufactures high-performance gas sensors for critical applications in industries including industrial safety, healthcare and environmental compliance. DD-Scientific is included within the Instrumentation segment. Goodwill resulting from the DD-Scientific acquisition will not be deductible for tax purposes.

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
Micropac
During the first quarter of 2025, the Company acquired Micropac Industries, Inc. (“Micropac”) for approximately $51.2 million in cash, net of cash acquired. Micropac, founded in 1963 and headquartered in Garland, Texas, designs and manufactures microelectronic circuits, optoelectronic components, and sensor and display assemblies primarily for military, aerospace and medical applications. Micropac is part of the Aerospace and Defense Electronics segment. The Company funded the acquisition from cash on hand. Goodwill resulting from the Micropac acquisition will not be deductible for tax purposes.
Optical Systems and Advanced Electronics Systems (“Qioptiq”) businesses
During the first quarter of 2025, the Company acquired select aerospace and defense electronics businesses of Excelitas Technologies Corp. (“Excelitas”) for approximately $702.8 million in cash, net of cash acquired and certain adjustments. The acquisition includes the Optical Systems (“OS”) business, which is based in Northern Wales, UK, as well as the U.S.-based Advanced Electronics Systems (“AES”) business (collectively, “OS and AES businesses,” or “Qioptiq”). Qioptiq is part of the Aerospace and Defense Electronics segment. The Company funded the acquisition from available borrowings on the credit facility as well as from cash on hand. Goodwill resulting from the acquisition of the UK operations will not be deductible for tax purposes, but goodwill resulting from the acquisition of the U.S. operations will be deductible for tax purposes.
The following tables show the purchase price (net of cash acquired), goodwill acquired and acquired intangible assets for the acquisitions made in 2026 and 2025 (in millions):

	2026
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
DD-Scientific	January 14, 2026	$53.6	$39.1	$8.9
Total		$53.6	$39.1	$8.9
(a) Net of cash acquired

	2025
Acquisitions	Acquisition Date	Consideration Transferred (a)	Goodwill Acquired	Acquired Intangible Assets
TransponderTech	October 31, 2025	$58.2	$39.1	$14.8
Qioptiq	February 3, 2025	702.8	428.7	208.2
Micropac	December 30, 2024	51.2	5.0	8.1
Total		$812.2	$472.8	$231.1
(a) Net of cash acquired
The Company’s cost to acquire these acquisitions was allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired were recorded as goodwill. The fair value of the acquired identifiable assets and liabilities for TransponderTech and DD-Scientific is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any. Pro forma results of operations, the revenue and net income subsequent to the acquisition date, and a more detailed breakout of the major classes of assets and liabilities acquired for these acquisitions have not been presented because the effects of these acquisitions both individually and in the aggregate were not material to the Company’s financial results. The significant factors that resulted in recognition of goodwill for the 2026 and 2025 acquisitions included the acquired businesses’ market positions, growth opportunities in the markets in which they operate, experienced work force and established operating infrastructures. The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisitions.
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
Information for the Company’s business segments was as follows (in millions):

	Third Quarter Ended September 27, 2026
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$903.0	$370.5	$287.4	$124.0	$1,684.9
Costs and expenses
Cost of sales	481.5	190.2	169.7	104.1	945.5
Selling, general and administrative	139.7	54.0	32.2	6.6	232.5
Research and development	52.2	23.7	2.4	0.3	78.6
Acquired intangible asset amortization	46.9	3.0	5.3	—	55.2
Segment Operating income (loss)	$182.7	$99.6	$77.8	$13.0	$373.1
Reconciliation to Income (loss) before income taxes
Corporate expense					(25.9)
Interest and debt income (expense), net					(10.5)
Non-service retirement benefit income (expense), net					2.6
Other income (expense), net					7.5
Income (loss) before income taxes					$346.8
(a) Net sales exclude inter-segment sales of $13.1 million for the third quarter of 2026.

	Nine Months Ended September 27, 2026
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$2,588.6	$1,119.7	$851.3	$347.9	$4,907.5
Costs and expenses
Cost of sales	1,388.4	579.9	500.4	287.5	2,756.2
Selling, general and administrative	401.0	165.4	95.6	19.6	681.6
Research and development	162.3	75.1	15.0	1.0	253.4
Acquired intangible asset amortization	142.3	9.9	16.6	—	168.8
Segment Operating income (loss)	$494.6	$289.4	$223.7	$39.8	$1,047.5
Reconciliation to Income (loss) before income taxes
Corporate expense					(72.9)
Interest and debt income (expense), net					(36.4)
Non-service retirement benefit income (expense), net					7.9
Other income (expense), net					0.7
Income (loss) before income taxes					$946.8
(a) Net sales exclude inter-segment sales of $36.4 million for the first nine months of 2026.

	Third Quarter Ended September 28, 2025
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$785.4	$363.6	$275.5	$115.0	$1,539.5
Costs and expenses
Cost of sales	435.1	186.2	162.5	96.2	880.0
Selling, general and administrative	129.4	50.9	29.4	6.5	216.2
Research and development	50.7	24.4	8.2	0.1	83.4
Acquired intangible asset amortization	46.8	3.3	5.0	—	55.1
Segment Operating income (loss)	$123.4	$98.8	$70.4	$12.2	$304.8
Reconciliation to Income (loss) before income taxes
Corporate expense					(22.0)
Interest and debt income (expense), net					(12.6)
Non-service retirement benefit income (expense), net					2.7
Other income (expense), net					0.9
Income (loss) before income taxes					$273.8
(a) Net sales exclude inter-segment sales of $6.6 million for the third quarter of 2025.

	Nine Months Ended September 28, 2025
	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Net sales (a)	$2,313.4	$1,074.5	$782.8	$332.4	$4,503.1
Costs and expenses
Cost of sales	1,294.2	546.4	460.9	278.0	2,579.5
Selling, general and administrative	372.4	150.9	93.4	18.9	635.6
Research and development	143.0	74.3	22.4	0.4	240.1
Acquired intangible asset amortization	138.5	9.8	13.4	—	161.7
Segment Operating income (loss)	$365.3	$293.1	$192.7	$35.1	$886.2
Reconciliation to Income (loss) before income taxes
Corporate expense					(65.9)
Interest and debt income (expense), net					(47.5)
Non-service retirement benefit income (expense), net					8.2
Other income (expense), net					(7.7)
Income (loss) before income taxes					$773.3
(a) Net sales exclude inter-segment sales of $17.5 million for the first nine months of 2025.
Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation, and Test and Measurement Instrumentation. All other segments each contain one product line.
The table below provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2026	2025	2026	2025
Marine Instrumentation	$173.1	$169.7	$529.6	$503.0
Environmental Instrumentation	125.4	117.1	368.7	345.9
Test and Measurement Instrumentation	72.0	76.8	221.4	225.6
Total	$370.5	$363.6	$1,119.7	$1,074.5
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets, and other assets.
Identifiable assets for the Company’s business segments was as follows (in millions):

Identifiable assets:	September 27, 2026	December 28, 2025
Digital Imaging	$11,286.8	$11,303.3
Instrumentation	1,884.5	1,794.3
Aerospace and Defense Electronics	1,536.7	1,498.2
Engineered Systems	201.9	184.1
Total segment identifiable assets	14,909.9	14,779.9
Corporate	655.1	505.4
Total Teledyne identifiable assets	$15,565.0	$15,285.3

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

	Third Quarter Ended September 27, 2026			Third Quarter Ended September 27, 2026
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$246.8	$656.2	$903.0	$468.9	$217.8	$139.9	$76.4	$903.0
Instrumentation	42.0	328.5	370.5	164.4	98.3	68.2	39.6	370.5
Aerospace and Defense Electronics	105.9	181.5	287.4	173.8	75.1	23.9	14.6	287.4
Engineered Systems	107.0	17.0	124.0	122.0	—	1.5	0.5	124.0
Total	$501.7	$1,183.2	$1,684.9	$929.1	$391.2	$233.5	$131.1	$1,684.9
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Nine Months Ended September 27, 2026			Nine Months Ended September 27, 2026
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$617.8	$1,970.8	$2,588.6	$1,282.2	$686.6	$399.7	$220.1	$2,588.6
Instrumentation	107.6	1,012.1	1,119.7	458.1	339.8	193.0	128.8	1,119.7
Aerospace and Defense Electronics	304.2	547.1	851.3	508.1	225.4	71.4	46.4	851.3
Engineered Systems	299.1	48.8	347.9	343.6	—	2.3	2.0	347.9
Total	$1,328.7	$3,578.8	$4,907.5	$2,592.0	$1,251.8	$666.4	$397.3	$4,907.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Third Quarter Ended September 28, 2025			Third Quarter Ended September 28, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$173.5	$611.9	$785.4	$372.5	$198.9	$137.9	$76.1	$785.4
Instrumentation	37.4	326.2	363.6	159.5	103.3	66.7	34.1	363.6
Aerospace and Defense Electronics	88.9	186.6	275.5	169.8	71.7	24.0	10.0	275.5
Engineered Systems	97.2	17.8	115.0	113.5	—	0.6	0.9	115.0
Total	$397.0	$1,142.5	$1,539.5	$815.3	$373.9	$229.2	$121.1	$1,539.5
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination

	Nine Months Ended September 28, 2025			Nine Months Ended September 28, 2025
	Customer Type			Geographic Region (c)
(in millions)	U.S. Govt. (a)	Other (b)	Total	United States	Europe	Asia	All Other	Total
Net sales:
Digital Imaging	$476.5	$1,836.9	$2,313.4	$1,070.2	$600.0	$412.7	$230.5	$2,313.4
Instrumentation	97.3	977.2	1,074.5	458.4	319.7	184.6	111.8	1,074.5
Aerospace and Defense Electronics	293.3	489.5	782.8	495.0	187.8	69.7	30.3	782.8
Engineered Systems	281.2	51.2	332.4	328.5	—	1.8	2.1	332.4
Total	$1,148.3	$3,354.8	$4,503.1	$2,352.1	$1,107.5	$668.8	$374.7	$4,503.1
(a) U.S. Government sales include sales as a prime contractor or subcontractor.
(b) Primarily commercial sales
(c) Geographic region by destination
With the exception of the Engineered Systems segment, net sales in each segment are primarily derived from fixed-price contracts. Net sales in the Engineered Systems segment are typically between 45% and 55% fixed-price contracts in a given reporting period, with the balance of net sales derived from cost-reimbursable type contracts. For the nine months ended September 27, 2026, approximately 48% of net sales in the Engineered Systems segment was derived from fixed-price contracts.
Contract Liabilities

	Balance at
Contract Liabilities by Balance Sheet Location (in millions)	September 27, 2026	December 28, 2025
Accrued liabilities	$445.7	$369.6
Other long-term liabilities	34.3	33.6
Total contract liabilities	$480.0	$403.2
The Company recognized revenue of $212.5 million during the nine months ended September 27, 2026, from contract liabilities that existed at the beginning of the year.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and exclude unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September 27, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $5,514.4 million. The Company expects approximately 72% of remaining performance obligations to be recognized into revenue within the next 12 months, with the remaining 28% recognized thereafter.
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
The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2026 was $31.0 million of favorable operating income compared with $8.6 million of favorable operating income in the first nine months of 2025, with the first nine months of 2026 primarily related to favorable changes within the Digital Imaging segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income (loss) for any period presented.

Note 5. Goodwill and Acquired Intangible Assets
Goodwill
The carrying value of goodwill by segment was as follows (in millions):

	Digital Imaging	Instrumentation	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 28, 2025	$7,065.8	$986.9	$617.3	$17.6	$8,687.6
Current year acquisitions	—	39.1	—	—	39.1
Foreign currency changes and other	(37.9)	(8.8)	(1.5)	—	(48.2)
Balance at September 27, 2026	$7,027.9	$1,017.2	$615.8	$17.6	$8,678.5
Acquired intangible assets
Acquired intangible assets consisted of the following (in millions):

	September 27, 2026			December 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Proprietary technology	$1,801.6	$1,115.9	$685.7	$1,838.1	$1,014.5	$823.6
Customer list/relationships/backlog	786.5	359.4	427.1	788.8	326.9	461.9
Patents	0.6	0.6	—	0.6	0.6	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Definite-lived trademarks	42.5	18.9	23.6	34.8	13.6	21.2
Total acquired intangible assets subject to amortization	2,632.1	1,495.7	1,136.4	2,663.2	1,356.5	1,306.7
Acquired intangible assets not subject to amortization:
Indefinite-lived trademarks	791.0	—	791.0	793.4	—	793.4
Total acquired intangible assets	$3,423.1	$1,495.7	$1,927.4	$3,456.6	$1,356.5	$2,100.1
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

Note 6. Supplemental Balance Sheet Information
Cash Equivalents
The Company had $164.7 million and $136.0 million of cash equivalents at September 27, 2026, and December 28, 2025, respectively. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.
Accounts Receivable, Net
Accounts receivable is presented net of an allowance for estimated credit losses of $10.8 million at September 27, 2026 and $11.0 million at December 28, 2025.
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

	Balance at
	September 27, 2026	December 28, 2025
Raw materials and supplies	$782.9	$648.9
Work in process	245.8	210.0
Finished goods	191.6	184.4
Total inventories, net	$1,220.3	$1,043.3
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

	Nine Months
Warranty Reserve (in millions):	2026	2025
Balance at beginning of year	$56.9	$50.2
Product warranty expense	16.6	19.2
Deductions	(20.5)	(12.9)
Acquisition	0.2	0.4
Balance at end of period	$53.2	$56.9

Note 7. Long-Term Debt

	Balance at
Long-Term Debt (in millions):	September 27, 2026	December 28, 2025
$1.2 billion credit facility due June 2029	$—	$—
1.60% Fixed Rate Senior Notes due April 2026	—	450.0
2.25% Fixed Rate Senior Notes due April 2028	700.0	700.0
2.50% Fixed Rate Senior Notes due August 2030	427.3	427.3
2.75% Fixed Rate Senior Notes due April 2031	910.8	910.7
Other debt	0.8	1.0
Debt discount and debt issuance costs	(11.1)	(13.6)
Total debt, net	2,027.8	2,475.4
Less: Current portion of long-term debt	(0.1)	(450.1)
Total long-term debt, net of current portion	$2,027.7	$2,025.3
At September 27, 2026, $1,158.4 million was available under the $1.2 billion credit facility after reductions of $41.6 million in outstanding letters of credit. The Company’s bank credit agreements require the Company to comply with various financial and operating covenants, and at September 27, 2026, the Company was in compliance with these covenants. At September 27, 2026, Teledyne had $55.4 million in outstanding letters of credit, including $41.6 million against the Company’s credit facility. The Company plans to fund the Varex acquisition from cash on hand as well as available borrowings under its credit facility. In the second quarter of 2026, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026.
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

	Third Quarter		Nine Months
(dollars in millions)	2026	2025	2026	2025
Provision (benefit) for income taxes (a)	$74.0	$52.9	$195.5	$153.2
Income (loss) before income taxes	$346.8	$273.8	$946.8	$773.3
Effective tax rate	21.3%	19.3%	20.6%	19.8%
(a) The third quarter of 2026 and 2025 includes net discrete income tax benefits of $1.6 million and $4.9 million, respectively. The first nine months of 2026 and 2025 includes net discrete income tax benefits of $10.8 million and $17.0 million, respectively.
Note 9. Pension Plans

	Third Quarter		Nine Months
(in millions)	2026	2025	2026	2025
Service cost—benefits earned during the period	$1.2	$1.5	$3.6	$4.5

Pension non-service cost (income)
Interest cost on benefit obligation	$7.4	$7.8	$22.0	$23.6
Expected return on plan assets	(13.1)	(13.5)	(39.5)	(40.3)
Amortization of net prior service cost (income)	—	—	0.1	0.1
Amortization of net actuarial loss (gain)	3.1	2.8	9.5	8.5
Pension non-service cost (income)	$(2.6)	$(2.9)	$(7.9)	$(8.1)

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
Stock-based compensation expense was $12.2 million and $31.7 million for the third quarter and first nine months of 2026, respectively, and $10.5 million and $30.7 million for the third quarter and first nine months of 2025, respectively.
Stock option activity for the third quarter and first nine months of 2026 is as follows:

	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	837,560	$342.65	946,782	$306.37
Granted (a)	—	$—	47,251	$656.69
Exercised	(18,082)	$219.45	(168,192)	$214.89
Canceled	(309)	$454.79	(6,672)	$310.26
Ending balance	819,169	$345.33	819,169	$345.33
Exercisable at end of period	717,795	$316.14	717,795	$316.14
(a) In the second quarter of 2026, the Company granted stock options with a grant date fair value of $253.85 per share.
Restricted stock activity for the third quarter and first nine months of 2026 is as follows:

	Third Quarter		Nine Months
	Shares	Weighted Average Fair Value per Share	Shares	Weighted Average Fair Value per Share
Beginning balance	188,375	$509.39	173,727	$434.60
Granted	243	$612.95	78,172	$613.72
Vested	(320)	$413.74	(54,432)	$437.66
Forfeited/canceled	(2,616)	$520.99	(11,785)	$429.05
Ending balance	185,682	$509.51	185,682	$509.51

Note 11. Earnings Per Share
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2026	2025	2026	2025
Weighted average basic common shares outstanding	46.3	46.9	46.3	46.8
Effect of dilutive securities (primarily stock options)	0.6	0.6	0.6	0.6
Weighted average diluted common shares outstanding	46.9	47.5	46.9	47.4
For the third quarter and first nine months of 2026 and 2025, the Company excluded less than 0.1 million of stock options in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
Stock Repurchases
In July 2025, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of Teledyne’s common stock. As of September 27, 2026, $1.5 billion remained available under the repurchase authorization. The authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. The Company currently intends to fund future share repurchases, if any, with cash on hand and available borrowings under the Company’s credit facility. During the third quarter and first nine months of 2026, the Company repurchased approximately 0.2 million shares for $94.8 million, with a weighted average price of $603.09 per share. Subsequent to the end of the third quarter of 2026, the Company repurchased 0.2 million shares for $139.0 million, with a weighted average price of $610.16 per share.

Note 12. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, net of tax, as applicable, for the third quarter and nine months ended September 27, 2026, and September 28, 2025, are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at June 28, 2026	$(338.7)	$(1.4)	$(195.0)	$(535.1)
Other comprehensive income (loss) before reclassifications	20.3	0.2	—	20.5
Amounts reclassified from AOCI	—	0.6	2.3	2.9
Net other comprehensive income (loss)	20.3	0.8	2.3	23.4
Balance at September 27, 2026	$(318.4)	$(0.6)	$(192.7)	$(511.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at June 29, 2025	$(227.1)	$1.6	$(232.2)	$(457.7)
Other comprehensive income (loss) before reclassifications	(40.5)	(0.8)	—	(41.3)
Amounts reclassified from AOCI	—	(0.5)	2.3	1.8
Net other comprehensive income (loss)	(40.5)	(1.3)	2.3	(39.5)
Balance at September 28, 2025	$(267.6)	$0.3	$(229.9)	$(497.2)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 28, 2025	$(225.5)	$0.5	$(200.4)	$(425.4)
Other comprehensive income (loss) before reclassifications	(92.9)	(1.2)	—	(94.1)
Amounts reclassified from AOCI	—	0.1	7.7	7.8
Net other comprehensive income (loss)	(92.9)	(1.1)	7.7	(86.3)
Balance at September 27, 2026	$(318.4)	$(0.6)	$(192.7)	$(511.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at December 29, 2024	$(602.3)	$(2.2)	$(235.4)	$(839.9)
Other comprehensive income (loss) before reclassifications	334.7	2.4	—	337.1
Amounts reclassified from AOCI	—	0.1	5.5	5.6
Net other comprehensive income (loss)	334.7	2.5	5.5	342.7
Balance at September 28, 2025	$(267.6)	$0.3	$(229.9)	$(497.2)

The reclassifications out of AOCI to net income for the third quarter ended September 27, 2026, and September 28, 2025, are as follows (in millions):

	Amount Reclassified From AOCI for the Quarter Ended September 27, 2026	Amount Reclassified From AOCI for the Quarter Ended September 28, 2025	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$0.7	$(0.6)	See Note 13
Income tax impact	(0.1)	0.1	Provision for income taxes
Total	$0.6	$(0.5)

Amortization of defined benefit pension and postretirement plan items:
Amortization of net prior service (income) cost	$0.1	$0.1	Costs and expenses
Amortization of net actuarial (gain) loss	3.0	2.9	Costs and expenses
Total before tax	3.1	3.0
Income tax impact	(0.8)	(0.7)	Provision for income taxes
Total	$2.3	$2.3

	Amount Reclassified From AOCI for the Nine Months Ended September 27, 2026	Amount Reclassified From AOCI for the Nine Months Ended September 28, 2025	Statement of Income (Loss) Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$0.1	$0.2	See Note 13
Income tax impact	—	(0.1)	Provision for income taxes
Total	$0.1	$0.1

Amortization of defined benefit pension and postretirement plan items:
Amortization of net prior service (income) cost	$0.2	$0.2	Costs and expenses
Amortization of net actuarial (gain) loss	9.9	7.0	Costs and expenses
Total before tax	10.1	7.2
Income tax impact	(2.4)	(1.7)	Provision for income taxes
Total	$7.7	$5.5
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
The Company mitigates exposure to foreign currency exchange rates and interest rates primarily through the following:
Designated Hedging Activities
The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for the Canadian companies, and in British pounds for the UK companies. As of September 27, 2026, foreign currency forward contracts in Canadian dollars designated as cash flow hedges have maturities ranging from December 1, 2026 to February 9, 2027. As of September 27, 2026, foreign currency forward contracts in British pounds designated as cash flow hedges have maturities ranging from December 9, 2026 to February 17, 2027.

The Company utilizes cross-currency swaps to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The Company has cross-currency swaps designated as net investment hedges with a total notional amount of €450.0 million to hedge portions of the Company’s euro denominated net investments against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. These cross-currency swaps mature between September 30, 2026 and September 30, 2030.
Non-Designated Hedging Activities
The Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. These foreign currency forward contracts are not designated as accounting hedges. The gain or loss resulting from a change in fair value of a derivative instrument that is not designated as an accounting hedge is recognized immediately in earnings and intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
Derivative Instruments
The following is a summary of the gain (loss) included in the condensed consolidated statements of income (loss) and comprehensive income (loss) related to the derivative instruments described above (in millions):

	Third Quarter		Nine Months
	2026	2025	2026	2025
Net gain (loss) recognized in AOCI—Foreign Exchange Contracts (a)	$0.4	$(1.2)	$(1.5)	$3.1
Net gain (loss) recognized in AOCI—Cross-Currency Swap Contracts (a)	$(0.4)	$2.7	$12.8	$(34.8)
Net gain (loss) reclassified from AOCI into revenue/cost of sales—Foreign Exchange Contracts (a)	$(0.7)	$0.6	$(0.1)	$(0.2)
Net gain (loss) recognized in other income (expense), net—Foreign Exchange Contracts	$2.3	$(10.1)	$(24.1)	$30.4
(a) Effective portion, pre-tax
Net deferred losses recorded in AOCI for the forward contracts that will mature in the next 12 months total $0.6 million, net of taxes. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
The following is a summary of notional amounts and fair values of the Company’s derivatives recorded in the condensed consolidated balance sheets presented by instrument type and use (in millions):

	Notional Amount		Fair Value Asset		Fair Value Liability
	September 27, 2026	December 28, 2025	September 27, 2026	December 28, 2025	September 27, 2026	December 28, 2025
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$33.3	$52.2	$—	$0.5	$(0.9)	$—
Cross-currency swap agreements	512.1	530.0	6.4	6.0	(26.0)	(40.4)
Total derivatives designated as hedging instruments	$545.4	$582.2	$6.4	$6.5	$(26.9)	$(40.4)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$631.4	$815.6	$1.5	$15.5	$(12.9)	$(1.4)
Total derivatives	$1,176.8	$1,397.8	$7.9	$22.0	$(39.8)	$(41.8)
All derivative assets are presented in Other current assets or Other non-current assets. All derivative liabilities are presented in Accrued liabilities or Other non-current liabilities.

Note 14. Fair Value Measurement
The Company’s financial assets and liabilities carried at fair value are primarily comprised of derivative contracts used to hedge the Company’s foreign currency risk. The Company has not elected to measure additional financial instruments or other items at fair value.
Financial Instruments Recorded at Fair Value
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 hierarchy information as defined by the accounting policies (in millions):

	Balance at
	September 27, 2026	December 28, 2025
Assets:
Foreign currency forward contracts	$1.5	$16.0
Cross-currency swaps	6.4	6.0
Total assets recorded at fair value	$7.9	$22.0
Liabilities:
Foreign currency forward contracts	$(13.8)	$(1.4)
Cross-currency swaps	(26.0)	(40.4)
Total liabilities recorded at fair value	$(39.8)	$(41.8)
Net derivatives at fair value	$(31.9)	$(19.8)
Gross derivative assets and liabilities are subject to legally enforceable master netting agreements, for which the Company has not elected to present net amounts on the condensed consolidated balance sheets. The effect of such right of setoff on the Company’s financial position was $0.7 million and $0.4 million as of September 27, 2026, and December 28, 2025, respectively.
Financial Instruments Not Recorded at Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these assets and liabilities.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a Level 2 and is valued based on observable market data. As of September 27, 2026, and December 28, 2025, the aggregate fair values of the Company’s borrowings were $1,857.9 million and $2,359.5 million, respectively, and the carrying values were $2,038.9 million and $2,489.0 million, respectively.

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
In February 2026, Teledyne FLIR LLC, together with certain of its legacy affiliates, reached a settlement agreement with the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”), concerning alleged export control compliance issues and subsequently paid a civil penalty of $1.0 million. These matters largely relate to historical conduct at FLIR Systems, Inc., which was acquired by Teledyne in May 2021. There were 19 proposed charges of alleged export violations, including inaccurate application of the BIS “de minimis” rule to foreign-produced products exported from abroad, failure of an affiliate in China to maintain the required records, and several export shipments to an address in Hong Kong on the BIS Entity List that were not identified by the screening software used by the company. The settlement amount reflects that these matters were voluntarily disclosed and that Teledyne cooperated fully with the government’s review and worked to enhance Teledyne FLIR’s export compliance program since the acquisition.
Environmental Remediation Obligations
At September 27, 2026, the Company’s reserves for environmental remediation obligations totaled $5.6 million, of which $2.9 million is included in current accrued liabilities. At December 28, 2025, the Company’s reserves for environmental remediation obligations totaled $6.0 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will pay the amounts recorded over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
Other Claims and Legal Matters
Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages, or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management has knowledge that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, acquisitions, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matter is likely to have a material adverse effect on the Company’s financial condition.

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
Trends and Other Matters Affecting Our Business
The global trade environment continues to be highly dynamic. There have been continuing significant tariffs and trade sanctions between the United States and other countries, including China. China has also restricted the export of certain rare earth minerals that we use in our products, which could disrupt the supply chain for these minerals and components made from these materials. Tariffs, trade restrictions and retaliatory measures could result in revenue reductions, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows. Our manufacturing facilities span across many countries which helps us mitigate the impact of certain tariffs and trade restrictions. Also, consistent with our strategy, we continually optimize our operations and take measures to contain costs to reduce the impact from tariffs or other inflationary pressures. We have been implementing additional pricing actions to mitigate the impact of these tariffs or other inflationary pressures. We have been working to minimize potential delivery delays and shortages of components and raw materials needed for certain products we manufacture. To date, we believe our strategies have helped minimize our exposure to these conditions. In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs under the International Emergency Economic Powers Act (“IEEPA”). We filed for IEEPA refunds during the first half of 2026, and we received substantially all of these refunds as of the end of the third quarter of 2026. We also continue to pay tariffs, as required. We will continue to assess these developments as additional information becomes available.
To date, we have not experienced a material adverse impact from the current conflicts in the Middle East; however, the conflicts have increased the disruption, instability and volatility in global markets and industries, and could negatively impact our operations. If the ongoing conflicts continue to intensify or further expand, it could adversely affect our business, supply chain, partners or customers. Given the fluid and evolving nature of the conflicts, we are unable to predict the full extent of the impact of the conflicts on Teledyne at this time.
The Company continues to benefit from increased global defense spending.
Further U.S. Government shutdowns could negatively impact our businesses. Previous U.S. Government shutdowns have resulted in delays in anticipated contract awards, issuances of export licenses, shipments and payments of invoices for several of our businesses.
Sales recorded and costs incurred recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. We try to reduce this potential volatility in reported earnings primarily through derivative instruments and hedging activities. See Note 13 to these condensed consolidated financial statements for additional discussion around our derivative instruments and hedging activities used to mitigate these impacts.

During 2026, we plan to invest approximately $140 million in capital expenditures, principally to upgrade facilities and manufacturing equipment as well as to support internal growth initiatives. As part of a continuing effort to reduce costs and improve operating performance, we continue to take actions to consolidate and relocate certain facilities, rationalize products and reduce headcount across various businesses, reducing our exposure to weaker end markets. We continue to seek cost reductions in our businesses.
Results of Operations

	Third Quarter		%	Nine Months		%
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales	$1,684.9	$1,539.5	9.4%	$4,907.5	$4,503.1	9.0%
Costs and expenses
Cost of sales	945.5	880.0	7.4%	2,756.2	2,579.5	6.9%
Selling, general and administrative	258.4	238.2	8.5%	754.5	701.5	7.6%
Research and development	78.6	83.4	(5.8)%	253.4	240.1	5.5%
Acquired intangible asset amortization	55.2	55.1	0.2%	168.8	161.7	4.4%
Total costs and expenses	1,337.7	1,256.7	6.4%	3,932.9	3,682.8	6.8%
Operating income (loss)	347.2	282.8	22.8%	974.6	820.3	18.8%
Interest and debt income (expense), net	(10.5)	(12.6)	(16.7)%	(36.4)	(47.5)	(23.4)%
Non-service retirement benefit income (expense), net	2.6	2.7	(3.7)%	7.9	8.2	(3.7)%
Other income (expense), net	7.5	0.9	733.3%	0.7	(7.7)	109.1%
Income (loss) before income taxes	346.8	273.8	26.7%	946.8	773.3	22.4%
Provision (benefit) for income taxes	74.0	52.9	39.9%	195.5	153.2	27.6%
Net income (loss) including noncontrolling interest	272.8	220.9	23.5%	751.3	620.1	21.2%
Less: Net income (loss) attributable to noncontrolling interest	—	0.2	(100.0)%	—	0.9	(100.0)%
Net income (loss) attributable to Teledyne	$272.8	$220.7	23.6%	$751.3	$619.2	21.3%

	Third Quarter		%	Nine Months		%
(dollars in millions)	2026	2025	Change	2026	2025	Change
Net sales (a):
Digital Imaging	$903.0	$785.4	15.0%	$2,588.6	$2,313.4	11.9%
Instrumentation	370.5	363.6	1.9%	1,119.7	1,074.5	4.2%
Aerospace and Defense Electronics	287.4	275.5	4.3%	851.3	782.8	8.8%
Engineered Systems	124.0	115.0	7.8%	347.9	332.4	4.7%
Total net sales	$1,684.9	$1,539.5	9.4%	$4,907.5	$4,503.1	9.0%
Operating income (loss):
Digital Imaging	$182.7	$123.4	48.1%	$494.6	$365.3	35.4%
Instrumentation	99.6	98.8	0.8%	289.4	293.1	(1.3)%
Aerospace and Defense Electronics	77.8	70.4	10.5%	223.7	192.7	16.1%
Engineered Systems	13.0	12.2	6.6%	39.8	35.1	13.4%
Corporate expense	(25.9)	(22.0)	17.7%	(72.9)	(65.9)	10.6%
Total operating income (loss)	$347.2	$282.8	22.8%	$974.6	$820.3	18.8%
(a) Net sales exclude inter-segment sales of $13.1 million and $36.4 million for the third quarter and nine months of 2026, respectively, and $6.6 million and $17.5 million for the third quarter and nine months of 2025, respectively.

Third Quarter Results
The following is a discussion of our 2026 third quarter results compared with the third quarter results of 2025. Comparisons are with the corresponding reporting period of 2025 unless noted otherwise.
Third quarter of 2026 compared with the third quarter of 2025
Our third quarter of 2026 net sales increased 9.4%. Net income attributable to Teledyne for the third quarter of 2026 increased 23.6%, primarily driven by an increase in sales and an increase in overall operating margin. Net income per diluted share was $5.82 for the third quarter of 2026, compared with net income per diluted share of $4.65.
Net Sales
The third quarter of 2026 net sales compared with the third quarter of 2025 reflected higher net sales in each segment. The third quarter of 2026 included $11.7 million in incremental sales from recent acquisitions, which are included within the Digital Imaging and Instrumentation segments.
Cost of Sales
Cost of sales increased $65.5 million in the third quarter of 2026, primarily driven by higher net sales. Cost of sales as a percentage of net sales decreased for the third quarter of 2026, to 56.1% from 57.2%.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense increased $20.2 million in the third quarter of 2026 primarily due to higher net sales, including net sales related to 2026 and 2025 acquisitions. SG&A expense as a percentage of net sales decreased to 15.3% for the third quarter of 2026 compared with 15.5%. Corporate expense, which is included in SG&A expense, was $25.9 million for the third quarter of 2026 compared with $22.0 million, with the increase related to higher compensation costs, including incentive compensation as well as higher professional services. Stock-based compensation expense was $12.2 million for the third quarter of 2026 compared with $10.5 million.
Research and Development Expense
R&D expense decreased $4.8 million in the third quarter of 2026 primarily due to lower R&D expense in the Aerospace and Defense Electronics segment.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the third quarter of 2026 was $55.2 million compared with $55.1 million, with the increase primarily related to 2026 and 2025 acquisitions across multiple segments.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the third quarter of 2026 and 2025, pension service expense was $1.2 million and $1.5 million, respectively.
Operating Income
Operating income for the third quarter of 2026 increased 22.8%. The third quarter of 2026, compared with the third quarter of 2025, reflected higher operating income in each segment, including incremental operating income related to 2026 and 2025 acquisitions.
Non-operating Income and Expense
Interest and debt expense, net of interest income, was $10.5 million for the third quarter of 2026 compared with $12.6 million, with the decrease related to lower outstanding borrowings compared with the third quarter of 2025. Non-service retirement benefit income was $2.6 million for the third quarter of 2026 compared with $2.7 million. Other income (expense), net, was income of $7.5 million for the third quarter of 2026 compared with income of $0.9 million. For the third quarter of 2026, Other income (expense), net, primarily consisted of a $10.6 million gain related to adjusting Varex shares to the market price at the end of the quarter. For the third quarter of 2025, Other income (expense), net, primarily consisted of a $7.2 million gain on debt extinguishment, partially offset by foreign currency exchange losses.

Income Tax
The third quarter of both the 2026 and 2025 income tax provision considers income, permanent items, tax credits and various statutory tax rates.

	Third Quarter
(dollars in millions)	2026	2025
Provision (benefit) for income taxes (a)	$74.0	$52.9
Income (loss) before income taxes	$346.8	$273.8
Effective tax rate	21.3%	19.3%
(a) The third quarter of 2026 and 2025 includes net discrete income tax benefits of $1.6 million and $4.9 million, respectively.
First nine months of 2026 compared with the first nine months of 2025
The first nine months of 2026 net sales increased 9.0%. Net income attributable to Teledyne for the first nine months of 2026 increased 21.3%, primarily driven by an increase in sales and an increase in overall operating margin. Net income per diluted share was $16.02 for the first nine months of 2026, compared with net income per diluted share of $13.06.
Net Sales
The first nine months of 2026 net sales, compared with the first nine months of 2025, reflected higher net sales in each segment. The first nine months of 2026 included $36.9 million in incremental sales from recent acquisitions, which are included within the Digital Imaging and Instrumentation segments.
Cost of Sales
Cost of sales increased $176.7 million in the first nine months of 2026, primarily driven by higher net sales, primarily within the Digital Imaging segment. Cost of sales as a percentage of net sales decreased for the first nine months of 2026 to 56.2% from 57.3%.
Selling, General and Administrative Expense
SG&A expense increased $53.0 million in the first nine months of 2026 primarily due to higher net sales, including net sales related to 2026 and 2025 acquisitions. SG&A expense as a percentage of net sales decreased to 15.4% for the first nine months of 2026 compared with 15.6%. Corporate expense, which is included in SG&A expense, was $72.9 million for the first nine months of 2026 compared with $65.9 million, with the increase primarily related to higher employee compensation costs, including incentive compensation as well as higher professional services. Stock-based compensation expense was $31.7 million for the first nine months of 2026 compared with $30.7 million.
Research and Development Expense
R&D expense increased $13.3 million in the first nine months of 2026 primarily due to higher R&D expense within the Digital Imaging segment.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first nine months of 2026 was $168.8 million compared with $161.7 million, with the increase primarily related to 2026 and 2025 acquisitions across multiple segments.
Pension Service Expense
Pension service expense is included in both cost of sales and SG&A expense. For the first nine months of 2026 and 2025, pension service expense was $3.6 million and $4.5 million, respectively.
Operating Income
Operating income for the first nine months of 2026 increased 18.8%. The first nine months of 2026, compared with the first nine months of 2025, reflected higher operating income in the Digital Imaging, Aerospace and Defense Electronics, and Engineered Systems segments, including incremental operating income related to 2026 and 2025 acquisitions.

Non-operating Income and Expense
Interest and debt expense, net of interest income, was $36.4 million for the first nine months of 2026, compared with $47.5 million, with the decrease related to lower outstanding borrowings compared with the first nine months of 2025. Non-service retirement benefit income was $7.9 million for the first nine months of 2026 compared with $8.2 million. Other income (expense), net was income of $0.7 million for the first nine months of 2026 compared with expense of $7.7 million. For the first nine months of 2026, other income (expense), net, primarily consisted of a $10.6 million gain related to adjusting Varex shares to the market price at the end of the period, partially offset by foreign currency exchange losses. Other income (expense), net expense of $7.7 million for the first nine months of 2025 included a $10.5 million gain on debt extinguishment, partially offset by foreign currency exchange losses.
Income Tax
The first nine months of both the 2026 and 2025 income tax provision considers income, permanent items, tax credits and various statutory tax rates. In both 2026 and 2025, the first nine months discrete impact is primarily related to tax on stock-based compensation.

	Nine Months
(dollars in millions)	2026	2025
Provision (benefit) for income taxes (a)	$195.5	$153.2
Income (loss) before income taxes	$946.8	$773.3
Effective tax rate	20.6%	19.8%
(a) The first nine months of 2026 and 2025 includes net discrete income tax benefits of $10.8 million and $17.0 million, respectively.
In July 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act includes changes to U.S. tax law, including provisions to accelerate tax deductions for qualified property and research expense. The 2025 impact was a cash tax reduction of approximately $30.0 million. The 2026 impact is estimated to include a cash tax reduction of between $60.0 million and $70.0 million.
Segment Results
Segment results include net sales and operating income by segment but exclude corporate office expenses. Corporate expense primarily includes various administrative expenses relating to our corporate office that are not allocated to our segments. See Note 3 to these condensed consolidated financial statements for additional segment information.

Digital Imaging

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$903.0	$785.4	$117.6	15.0%	$2,588.6	$2,313.4	$275.2	11.9%
Cost of sales	$481.5	$435.1	$46.4	10.7%	$1,388.4	$1,294.2	$94.2	7.3%
Selling, general and administrative expense	$139.7	$129.4	$10.3	8.0%	$401.0	$372.4	$28.6	7.7%
Research and development expense	$52.2	$50.7	$1.5	3.0%	$162.3	$143.0	$19.3	13.5%
Acquired intangible asset amortization	$46.9	$46.8	$0.1	0.2%	$142.3	$138.5	$3.8	2.7%
Operating income	$182.7	$123.4	$59.3	48.1%	$494.6	$365.3	$129.3	35.4%
As a percentage of net sales:
Cost of sales	53.3%	55.4%			53.6%	55.9%
Selling, general and administrative expense	15.5%	16.5%			15.5%	16.1%
Research and development expense	5.8%	6.4%			6.3%	6.2%
Acquired intangible asset amortization	5.2%	6.0%			5.5%	6.0%
Operating income	20.2%	15.7%			19.1%	15.8%
Third quarter of 2026 compared with the third quarter of 2025
Net sales increased primarily due to higher sales of infrared imaging detectors, components and subsystems for both defense and commercial applications as well as higher surveillance systems, industrial and scientific imaging systems, and X-ray products. Sales of infrared imaging detectors, components and subsystems increased $47.5 million, sales of integrated defense systems increased $12.2 million, sales of maritime products increased $11.2 million, sales of industrial and scientific imaging systems increased $10.6 million, sales of X-ray products increased $4.7 million, and sales of surveillance systems increased $4.3 million. The third quarter of 2026 included $5.5 million in incremental Digital Imaging sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales partially offset by favorable product mix. The cost of sales percentage decreased during the period due to favorable product mix. SG&A expense increased primarily due to higher net sales, and SG&A expense as a percentage of net sales decreased. R&D expense increased slightly and R&D expense as a percentage of net sales decreased. Acquired intangible asset amortization increased slightly and acquired intangible asset amortization as a percentage of net sales decreased.
Operating income increased primarily due to higher net sales and favorable product mix. As a result, operating income as a percentage of net sales increased.
First nine months of 2026 compared with the first nine months of 2025
Net sales increased primarily due to higher sales of infrared imaging detectors, components and subsystems for both defense and commercial applications as well as higher surveillance systems, industrial and scientific imaging systems, and X-ray products. Sales of infrared imaging detectors, components and subsystems increased $95.4 million, sales of surveillance systems increased $28.7 million, sales of industrial and scientific imaging systems increased $24.0 million, and sales of X-ray products increased $15.6 million. The first nine months of 2026 included $19.7 million in incremental Digital Imaging sales from recent acquisitions.
Cost of sales increased primarily due to higher net sales, and the cost of sales percentage decreased during the period due to favorable product mix as well as tariff refunds primarily recorded in the second quarter of 2026. SG&A expense increased primarily due to higher net sales, and SG&A expense as a percentage of net sales decreased. R&D expense and R&D expense as a percentage of net sales increased primarily due to the timing of FLIR product development activities, including both defense and commercial development activities. Acquired intangible asset amortization increased while acquired intangible asset amortization as a percentage of net sales decreased.
Operating income increased primarily due to higher net sales, favorable product mix and tariff refunds, partially offset by higher R&D expense as a percentage of net sales. As a result, operating income as a percentage of net sales increased.

Instrumentation

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$370.5	$363.6	$6.9	1.9%	$1,119.7	$1,074.5	$45.2	4.2%
Cost of sales	$190.2	$186.2	$4.0	2.1%	$579.9	$546.4	$33.5	6.1%
Selling, general and administrative expense	$54.0	$50.9	$3.1	6.1%	$165.4	$150.9	$14.5	9.6%
Research and development expense	$23.7	$24.4	$(0.7)	(2.9)%	$75.1	$74.3	$0.8	1.1%
Acquired intangible asset amortization	$3.0	$3.3	$(0.3)	(9.1)%	$9.9	$9.8	$0.1	1.0%
Operating income	$99.6	$98.8	$0.8	0.8%	$289.4	$293.1	$(3.7)	(1.3)%
As a percentage of net sales:
Cost of sales	51.3%	51.2%			51.8%	50.9%
Selling, general and administrative expense	14.6%	14.0%			14.8%	14.0%
Research and development expense	6.4%	6.7%			6.7%	6.9%
Acquired intangible asset amortization	0.8%	0.9%			0.9%	0.9%
Operating income	26.9%	27.2%			25.8%	27.3%
Third quarter of 2026 compared with the third quarter of 2025
Net sales increased due to higher sales in the Environmental Instrumentation and Marine Instrumentation product lines. Sales of Environmental Instrumentation increased $8.3 million primarily due to stronger sales of gas detection products. Sales of Marine Instrumentation increased $3.4 million. Sales of Test and Measurement Instrumentation decreased $4.8 million. The third quarter of 2026 included $6.2 million in incremental Environmental Instrumentation sales from recent acquisitions.
Cost of sales increased due to higher net sales, and the cost of sales percentage increased slightly. SG&A expense and SG&A expense as a percentage of net sales increased. R&D expense and R&D expense as a percentage of net sales decreased. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales decreased slightly.
Operating income increased and operating income as a percentage of net sales decreased slightly.
First nine months of 2026 compared with the first nine months of 2025
Net sales increased due to higher sales in the Marine Instrumentation and Environmental Instrumentation product lines. Sales of Marine Instrumentation increased $26.6 million due to stronger offshore energy and defense markets. Sales of Environmental Instrumentation increased $22.8 million primarily due to stronger sales of gas detection products. Sales of Test and Measurement Instrumentation decreased $4.2 million. The first nine months of 2026 included $17.2 million in incremental Environmental Instrumentation sales from recent acquisitions.
Cost of sales increased due to higher net sales and unfavorable product mix. As a result, the cost of sales percentage increased. SG&A expense and SG&A expense as a percentage of net sales increased. R&D expense increased in each product line, and R&D expense as a percentage of net sales decreased slightly. Acquired intangible asset amortization increased slightly due to the 2026 acquisition of DD-Scientific while acquired intangible asset amortization as a percentage of net sales remained consistent for both periods.
Operating income and operating income as a percentage of net sales decreased primarily due to unfavorable product mix.

Aerospace and Defense Electronics

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$287.4	$275.5	$11.9	4.3%	$851.3	$782.8	$68.5	8.8%
Cost of sales	$169.7	$162.5	$7.2	4.4%	$500.4	$460.9	$39.5	8.6%
Selling, general and administrative expense	$32.2	$29.4	$2.8	9.5%	$95.6	$93.4	$2.2	2.4%
Research and development expense	$2.4	$8.2	$(5.8)	(70.7)%	$15.0	$22.4	$(7.4)	(33.0)%
Acquired intangible asset amortization	$5.3	$5.0	$0.3	6.0%	$16.6	$13.4	$3.2	23.9%
Operating income	$77.8	$70.4	$7.4	10.5%	$223.7	$192.7	$31.0	16.1%
As a percentage of net sales:
Cost of sales	59.0%	59.0%			58.8%	58.9%
Selling, general and administrative expense	11.2%	10.7%			11.2%	11.9%
Research and development expense	0.8%	3.0%			1.8%	2.9%
Acquired intangible asset amortization	1.9%	1.7%			1.9%	1.7%
Operating income	27.1%	25.6%			26.3%	24.6%
Third quarter of 2026 compared with the third quarter of 2025
Net sales increased due to a $16.5 million increase in defense electronics, partially offset by a $4.6 million decrease in aerospace electronics.
Cost of sales increased due to higher net sales while the cost of sales percentage remained consistent for both periods. SG&A expense and SG&A expense as a percentage of net sales increased. R&D expense and R&D expense as a percentage of net sales decreased. Acquired intangible asset amortization and acquired intangible asset amortization as a percentage of net sales increased slightly primarily due to the 2025 acquisitions.
Operating income increased primarily due to increased net sales, and operating income as a percentage of net sales increased primarily due to lower R&D expense.
First nine months of 2026 compared with the first nine months of 2025
Net sales increased due to a $73.4 million increase for defense electronics, partially offset by a $4.9 million decrease for aerospace electronics.
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

Engineered Systems

	Third Quarter		Change		Nine Months		Change
(dollars in millions)	2026	2025	$	%	2026	2025	$	%
Net sales	$124.0	$115.0	$9.0	7.8%	$347.9	$332.4	$15.5	4.7%
Cost of sales	$104.1	$96.2	$7.9	8.2%	$287.5	$278.0	$9.5	3.4%
Selling, general and administrative expense	$6.6	$6.5	$0.1	1.5%	$19.6	$18.9	$0.7	3.7%
Research and development expense	$0.3	$0.1	$0.2	200.0%	$1.0	$0.4	$0.6	150.0%
Operating income	$13.0	$12.2	$0.8	6.6%	$39.8	$35.1	$4.7	13.4%
As a percentage of net sales:
Cost of sales	84.0%	83.7%			82.6%	83.6%
Selling, general and administrative expense	5.3%	5.6%			5.6%	5.7%
Research and development expense	0.2%	0.1%			0.3%	0.1%
Operating income	10.5%	10.6%			11.5%	10.6%
Third quarter of 2026 compared with the third quarter of 2025
Net sales increased primarily due to higher sales of engineered products.
Cost of sales increased primarily due to higher net sales. Cost of sales as a percentage increased slightly. SG&A expense increased slightly, and SG&A expense as a percentage of net sales decreased slightly.
Operating income increased primarily due to higher net sales. Operating income as a percentage of net sales decreased slightly.
First nine months of 2026 compared with the first nine months of 2025
Net sales increased primarily due to higher sales of engineered products.
Cost of sales increased primarily due to higher net sales, partially offset by favorable program mix. Cost of sales as a percentage decreased due to favorable program mix. SG&A expense increased primarily due to higher employee compensation costs, and SG&A expense as a percentage of net sales decreased slightly.
Operating income increased primarily due to higher net sales and favorable program mix. As a result, operating income as a percentage of net sales increased.
Financial Condition, Liquidity and Capital Resources
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments and debt service requirements as well as acquisitions. We may deploy cash for the stock repurchase program. It is anticipated that cash on hand, operating cash flow, together with available borrowings under our $1.2 billion credit facility, will be sufficient to meet these requirements as well as to fund the Varex acquisition during the next 12 months and during the period thereafter covered by our current longer-term business plan. To support acquisitions, we may need to raise additional capital. No cash pension contributions have been made since 2013 or are planned for 2026 for the domestic qualified pension plans.
Cash and Cash Equivalents
Cash and cash equivalents totaled $562.4 million at September 27, 2026, compared with $352.4 million at December 28, 2025, with the increase primarily related to cash generated from operating activities partially offset by certain investing and financing activities. Cash equivalents consist of highly liquid money-market mutual funds with maturities of three months or less when purchased.

Long-term Debt
Total debt, net of unamortized debt discount and debt issuance costs at September 27, 2026, was $2,027.8 million compared with $2,475.4 million at December 28, 2025. In the second quarter of 2026, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026.
At September 27, 2026, we had $55.4 million in outstanding letters of credit, including $41.6 million against our credit facility.
Our credit facility requires us to comply with various financial and operating covenants, and at September 27, 2026, we were in compliance with these covenants and had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements. Available borrowing capacity under the $1.2 billion credit facility, which is reduced by borrowings and $41.6 million in outstanding letters of credit, was $1,158.4 million at September 27, 2026.
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
See Note 7 to these condensed consolidated financial statements for additional information regarding our credit facility and long-term debt.
Stock Repurchases
In July 2025, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $2.0 billion of our common stock. As of September 27, 2026, $1.5 billion remained available under the repurchase authorization. The authorized stock repurchase program does not have a stated expiration date. Shares may be repurchased from time to time in open-market transactions at prevailing market prices, in privately negotiated transactions or via an accelerated stock repurchase program. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors such as share price, levels of cash available, acquisitions and alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. We currently intend to fund future share repurchases, if any, with cash on hand and available borrowings under our credit facility. During the third quarter and first nine months of 2026, the Company repurchased approximately 0.2 million shares for $94.8 million, with a weighted average price of $603.09 per share.
Cash Flows
Net cash provided by operating activities was $901.7 million for the first nine months of 2026 compared with net cash provided by operating activities of $812.3 million, with the increase primarily driven by favorable operating results and lower income tax payments, partially offset by higher inventory purchases in 2026.
Net cash used in investing activities was $160.4 million for the first nine months of 2026 compared with net cash used in investing activities of $840.9 million. During the first nine months of 2026, we spent $53.4 million on acquisitions compared with $764.2 million. Capital expenditures for the first nine months of 2026 and 2025 were $93.2 million and $77.5 million, respectively. During 2026, we plan to invest approximately $140 million for capital expenditures, principally to upgrade facilities and manufacturing equipment as well as to support internal growth initiatives.
Net cash used in financing activities was $527.8 million for the first nine months of 2026 compared with net cash used in financing activities of $93.5 million. In the second quarter of 2026, the Company repaid $450.0 million of its Fixed Rate Senior Notes due April 2026.
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
Many factors could change anticipated results, including: global conflicts including the conflicts in the Middle East as well as the ongoing conflict between Russia and Ukraine, including among other things, higher energy costs and energy supply constraints, disruptions in shipping, supply shortages of critical materials, including aluminum, metals, chemicals and industrial helium supplies, disruptions to air travel, the risk of retaliation against U.S. targets, and slower global growth; the impact of policies of the U.S. Presidential Administration, especially with respect to new and higher tariffs, cutbacks in the funding of government agencies and programs, and the scaling back of environmental and green energy policies; escalating economic and diplomatic tension between China and the United States, including a “trade war” resulting in higher tariffs and restrictions on sales of goods and services; reciprocal tariffs from other countries, especially from members of the European Union; existing and new restrictions on the supply of rare earth minerals and permanent magnets from China; U.S. Government shutdowns, which in the past have resulted in delays in anticipated contract awards, delayed payments of invoices, and delays in the issuance of export and other licenses; the inability to develop and market new competitive products; changes in relevant tax and other laws; foreign currency exchange risks; rising interest rates; risks associated with indebtedness, as well as our ability to reduce indebtedness and the timing thereof; the impact of semiconductor and other supply chain shortages; higher inflation, including wage competition and higher shipping costs; labor shortages and competition for skilled personnel; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor, and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by inflation, and economic conditions; threats to the security of our confidential and proprietary information, including cybersecurity threats; risks related to artificial intelligence; natural and man-made disasters; and our ability to achieve emission reduction targets and decrease our carbon footprint. Volatile oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, could negatively affect our businesses that supply the oil and gas industry. Weakness in the commercial aerospace industry negatively affects the markets of our commercial aviation businesses. Lower aircraft production rates at Boeing or Airbus could result in reduced sales of our commercial aerospace products. In addition, financial market fluctuations affect the value of the Company’s pension assets. Changes in the policies of the United States and foreign governments, including economic sanctions or in regard to support for the Ukraine or Middle East conflicts, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included in our 2025 Form 10-K.
Item 4.     Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures as of September 27, 2026, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended September 27, 2026, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
See Item 1 of Part I, “Financial Statements—Note 15—Commitments and Contingencies.”
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2025 Form 10-K in response to Item 1A. to Part I of Form 10-K. See also Part I Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the global trade environment, conflicts in the Middle East, U.S. Government shutdowns and foreign currency exchange rate risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth the shares repurchased during each fiscal month during the third quarter of 2026:

Fiscal Month 2026	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions) (a)
June 29 – August 2	—	$—	—	$1,600.0
August 3 – August 30	—	$—	—	$1,600.0
August 31 – September 27	157,106	$603.09	157,106	$1,505.3
Total	157,106	$603.09	157,106
(a) On July 22, 2025, the Company’s Board of Directors authorized a new stock repurchase program to repurchase up to $2.0 billion of the Company’s common stock. The authorized stock repurchase program does not have a stated expiration date.
Item 5. Other Information
Director and Officer Trading Arrangements
None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 27, 2026.

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

Exhibit 10.1
Separation, Cooperation, and General Release Agreement, between Jason VanWees and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A dated September 28,2026 (File No. 1-15295))†

	Exhibit 31.1	302 Certification – George C. Bobb III

	Exhibit 31.2	302 Certification – Stephen F. Blackwood

	Exhibit 32.1	906 Certification – George C. Bobb III

	Exhibit 32.2	906 Certification – Stephen F. Blackwood

	Exhibit 101 (INS)	eXtensible Business Reporting Language (“XBRL”) Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document

	Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

	†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 23, 2026	By:	/s/ Stephen F. Blackwood
Stephen F. Blackwood
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)